Form 10-K405
period 1998-06-30
COHESION TECHNOLOGIES INC
filed 1998-09-28
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended JUNE 30, 1998,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_____________ to _______________

                        Commission file number: 000-24103

                           COHESION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

    DELAWARE                                                     94-3274368
 (State or Other                                              (I.R.S. Employer
Jurisdiction of                                              Identification No.)
Incorporation or
  Organization)

                      2500 FABER PLACE, PALO ALTO, CA 94303
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (650) 354-4300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock on September 21, 1998 on the Nasdaq Stock Market, was approximately $16,035,555. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 21, 1998, Registrant had 8,797,588 shares of Common Stock outstanding.

    The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This annual report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates", "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The financial information of the Company set forth in this Form 10-K is theoretical in nature and not necessarily indicative of the future results of operations or financial position of the Company or the results of operations and financial position which would have resulted had the Company been a stand-alone company during the periods presented.



                                     PART I

ITEM 1. BUSINESS

GENERAL

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation ("Collagen"), in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG (the "Transferred Businesses") to the Company. Collagen also contributed various equity investments to the Company, including all of its holdings in Boston Scientific Corporation and Innovasive Devices, Inc., which had an aggregate market value of $81.9 million at June 30, 1998. In connection with the separation, Collagen distributed as a dividend to its stockholders on August 18, 1998, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "Distribution"). The Company and Collagen have entered into various agreements (the "Intercompany Agreements") to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the Distribution.

   The Company is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. CoStasis(TM) Surgical Hemostat ("CoStasis"), the Company's lead hemostatic product candidate, is designed for use initially in cardiothoracic indications. The Company completed a multi-site, randomized, pivotal clinical trial in Europe and received European Community certification ("CE Mark") for CoStasis in September 1998. The Company has received an Investigational Device Exemption (an "IDE") from the United States Food and Drug Administration (the "FDA") and has commenced U.S. pivotal trials of CoStasis, targeting cardiac, hepatic, orthopedic and general surgery indications. CoSeal(TM) surgical sealant ("CoSeal"), the Company's lead biosealant product candidate designed for sealing organs and other tissues resulting from surgical wounds and incisions, is expected to commence feasibility clinical trials during fiscal 1999. The Company also sells its Collagraft(R) implant ("Collagraft"), an orthopedic product, and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. The Company's products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in vivo and bind to tissue.


PRODUCTS AND DEVELOPMENT PROGRAMS

   Although the Company is currently marketing a line of collagen-based materials for research applications, which include Vitrogen, Cell Prime, Zygen, Angiostat and other bulk collagen products (the "Intermediate Products"), most of the Company's products are still under development. Most of these products under development are being designed to target the market for wound treatment, which includes two significant segments: hemostatic products, used to control bleeding, and surgical sealants, used to seal organs and tissues compromised by surgery or other trauma. During most surgical procedures, which entail damage to the vasculature and the compromise of normal tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the vasculature, heart, bladder and bowel, however, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels, and the attendant pulsating blood loss, by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon's ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and wound closure.

   The Company's product offerings also includes a line of collagen-based materials for research applications: Sales of intermediates were not material in fiscal years 1998, 1997 and 1996.


COSTASIS HEMOSTATIC AGENT

   The Company's first surgical product under development is the CoStasis Surgical Hemostat. CoStasis is an atraumatic liquid hemostat designed for use in surgical procedures to control bleeding from capillaries and small veins. Composed of a sterile suspension of bovine fibrillar collagen and bovine thrombin in calcium chloride, CoStasis is applied to the bleeding site with the patient's plasma, incorporating the surgical advantages of collagen, fibrinogen and thrombin. The pre-mixed, ready-to-use collagen/thrombin suspension is supplied in one syringe and is mixed with the patient's own plasma from a second syringe at the time of administration to the bleeding site. The patient's plasma provides the source of fibrinogen that is cleaved by the thrombin to form a collagen-reinforced fibrin clot, which is hemostatic and adherent to the bleeding tissue.

   The collagen component of CoStasis is derived from closed-herd cows, whose maintenance is overseen by Collagen and which constitute a source available to none of the Company's competitors. The thrombin component is obtained from commercial sources, and is processed to a high level of purity. The use of these components minimizes the possibility of allergic reactions associated with lower-purity bovine collagen or thrombin used in other products. In addition, both components come from manufacturing processes which eliminate viruses, providing a further margin of safety. The pre-mixed nature of the collagen/thrombin components reduces preparation time compared to lyophilized commercial fibrin sealants, which must be reconstituted before use, and when compared to other agents, which have complex preparation requirements.

   In addition, the Company has developed a patented system, called the CellPaker, which is designed to quickly and sterilely separate the patient's blood into plasma in the operating room for use in conjunction with

CoStasis. The CellPaker is a single-use device, which the Company plans to package separately from CoStasis, and which the Company believes will make it easy to obtain the patient's plasma upon entry into surgery. Unlike competitive products, which generally require a large amount of a patient's blood (or plasma from a pooled blood source) and have lengthy preparation times, CoStasis is designed to require a small amount of a patient's blood and have a relatively short preparation time (less than 10 minutes).

   When applied to a bleeding surface, the CoStasis/plasma composite is designed to rapidly form a collagen/fibrin matrix which conforms to the tissue surface and is able to enter surface cracks and crevices. The hemostatic capacity of the collagen/fibrin gel is a combination of the effects of collagen, fibrin and thrombin in activation of the coagulation cascades and in presenting a physical barrier which exerts pressure on the site to stem blood flow. Preclinical studies have demonstrated that CoStasis acts significantly faster than traditional hemostatic sponges and commercial fibrin sealants in the control of bleeding from a variety of bleeding tissue sites. CoStasis also proved effective in controlling bleeding in animal models in which coagulation was compromised using heparin or aspirin. The Company believes that these preclinical data indicate that CoStasis has the potential to be highly effective in the rapid control of diffuse bleeding from capillaries, venules, and arterioles under diverse conditions modeling clinical use and tissue conditions.

   CoStasis has been used to control bleeding in several surgical indications in clinical trials in the United States and Europe. In March 1997, the Company received an IDE from the FDA to test CoStasis in feasibility studies in the control of bleeding at split thickness skin graft donor sites in nine patients who were undergoing skin grafting due to burns or tissue reconstruction procedures. CoStasis was effective in the control of bleeding and no adverse sequelae were reported with its use. Subsequently, in the latter half of 1997, CoStasis was used in a European feasibility study in 13 subjects undergoing coronary artery bypass surgery ("CABG"). In this study, CoStasis controlled bleeding at the sites of grafted vessels joining vessels of the heart (anastomoses) and the bleeding surface of the heart and chest wall. In January 1998, the Company began a multi-center, randomized, controlled, pivotal clinical trial of CoStasis in Europe for the control of bleeding in approximately 100 CABG patients. The Company completed this study and received a CE Mark in September 1998. The Company has received an IDE from the FDA to expand clinical trials in the United States in the fields of cardiothoracic, orthopedic, general and hepatic surgery. These trials were initiated in April 1998 and are expected to be completed in early calendar 1999. The Company expects to use the data available from these studies in Europe and the United States to support worldwide submissions for approval to market CoStasis.

   CoStasis contains thrombin, which is a FDA-licensed biological drug. Consequently, the FDA considers CoStasis to be a combination product subject to jurisdiction by the Center for Biologics Evaluation and Research ("CBER") and the Center for Devices and Radiological Health ("CDRH"). The FDA has assigned lead review responsibility to CDRH following a "Request for Designation" determination by the FDA in September 1996. The Company believes that this decision was significant because the regulatory approval processes for devices conducted by CDRH are typically of a shorter duration and less complex than the review process conducted by CBER for biological drugs; provided, however, there can be no assurance of the duration or complexity of the regulatory review of CoStasis.


COSEAL BIOSEALANT

   The Company's second surgical product under development is the CoSeal surgical sealant. Surgical repair necessitates the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, "home-brew" or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

   The Company's CoSeal biosealant uses two biocompatible liquids which polymerize in seconds at the site of application without the need for activating equipment and are absorbed by the body within weeks after the tissue has repaired. CoSeal is based on reactive derivatives of polyethylene glycol ("PEG"), which has a history of safe use in other medical applications. These PEG-polymers are liquids of low viscosity and flow readily across the surfaces to be sealed. In seconds, they covalently cross-link with the patient's tissue over the treated surgical site to form a tightly bound matrix with excellent elasticity and strength. CoSeal is based on a completely synthetic, PEG-polymer platform technology, which avoids the need for any blood products or animal proteins, addressing concerns about transmission of infectious agents.

   Some existing products and products in development use light- or energy-activated polymers that require significant additional equipment in the surgical field and are difficult to use in minimally invasive surgery. CoSeal is a self-polymerizing device which does not require activating equipment. In consultation with its clinical advisers, the Company is also developing a variety of special delivery devices. These delivery devices complement the designed flexibility in CoSeal, giving surgeons a variety of tools for diverse applications.

   CoSeal has demonstrated ease of use and clinical effectiveness in sealing surgical sites in cardiovascular grafting procedures in animal models. Once CoSeal was applied, vascular grafts did not leak at anastomoses or puncture sites when treated. The Company expects to begin feasibility clinical trials of CoSeal in cardiovascular and vascular surgery procedures during fiscal 1999.


ORTHOPEDICS

   In addition to the market for wound treatment, the Company is focusing on the market for bone graft substitutes. The Company has already developed and is currently marketing Collagraft, a proprietary bone graft substitute product, through its partner Zimmer, Inc. ("Zimmer"), a subsidiary of Bristol-Myers Squibb Company. The Company is also developing a number of additional collagen-based products for use in a variety of orthopedic indications.

   Collagraft. The Company's Collagraft implant is a proprietary bone graft substitute which provides a scaffolding around which new bone can grow. A bone graft substitute eliminates the need for a patient to undergo a painful autograft bone grafting procedure, which involves harvesting the patient's own bone from another site, and prevents the transmission of human infectious agents and inconsistent results from allograft procedures where bone graft supplied through a bone bank is used. The Company's Collagraft paste and Collagraft strip products are indicated for use in acute long bone fractures and traumatic bone defects to provide a matrix for the repair process of bone. The Collagraft products are a mixture of purified fibrillar collagen and hydroxyapatite/tricalcium phosphate ceramic ("HA/TCP") and are supplied sterile in both strip (premixed) and ready-to-mix form. When used with the patients's own bone marrow, Collagraft takes on osteoinductive and osteogenic properties. Hydroxyapatite is a biocompatible substance that is minimally reabsorbed. Tricalcium phosphate is radiopaque, biocompatible and biodegradable. Its degradation products can be reconstituted by the body to form new bone mineral, allowing for bone deposition.

   The Company is currently marketing its Collagraft products through its partner, Zimmer, in the U.S. and Asia, pursuant to a product development and distribution agreement between Collagen and Zimmer, which was assigned to the Company pursuant to the Intercompany Agreements. Under the terms of such agreement, Zimmer has exclusive and perpetual distribution rights for Collagraft in certain specified countries and territories (the "Zimmer Territory") and the Company is required to pay Zimmer a royalty for Collagraft products sold by the Company over a specified period. The Company has sole discretion as to whether and how to market Collagraft outside of the Zimmer Territory and holds a license to use, with the right to sublicense, Zimmer's Collagraft trademark to market Collagraft outside of the Zimmer Territory and to seek trademark protection of Collagraft in its own name. The Company expects to sell Collagraft in Europe, Canada, and Australia in calendar 1999 through a network of independent distributors. The Company and Zimmer have also agreed under the same agreement to jointly perform research, development and clinical studies and to obtain regulatory approvals for Collagraft and other products composed solely of a bovine collagen component and a HA/TCP component. The Company is the sole owner of all inventions, improvements, trade secrets and other proprietary rights and know-how with respect to any collagen-based or biologically based materials or biologically active factors used or incorporated in Collagraft and developed pursuant to the agreement.

   Osteoarthritis. Osteoarthritis, also known as degenerative joint disease, is the most prevalent form of arthritis in the United States. The Centers for Disease Control and Prevention estimated in 1990 that seven million people in the United States suffered significant limitations in their daily activities due to the effects of osteoarthritis. A European feasibility study involving 30 patients was conducted by the Company in 1997. Significant pain reduction was obtained with a single injection of NeuColl(TM), the Company's injectable collagen intra-articular implant. The Company expects to conduct additional clinical trials in Europe during fiscal 1999.

   Bone Anchors. Bone anchors are used to anchor soft tissue to bone. The Company is in the process of developing a bone anchor product with Innovasive Devices, Inc. ("Innovasive Devices") pursuant to a research and development agreement. Under the terms of such agreement, the parties have agreed to jointly develop fully or partially resorbable mechanical meniscal repair devices and mechanical tissue-to-bone fixation devices and the rights, title and interest in any technology jointly developed are jointly owned. The parties have agreed that until October 2000, neither party will develop or commence the development of any such products independently, or in collaboration with, or purchase any such products from, any third party. Under a related distribution agreement, Innovasive Devices holds exclusive marketing rights to such product.


OTHER PRODUCT DEVELOPMENT PROGRAMS

   Resorbable Sealant for Percutaneous Access Sites. The Company is researching the use of its hemostatic and biosealant technology for sealing sites for percutaneous catheter-based femoral artery cardiovascular procedures. It is estimated that approximately 2.1 million diagnostic and therapeutic catheter-based procedures are performed worldwide each year, in applications including coronary angiography and percutaneous transluminal coronary angioplasty. Research studies in canine models have indicated that both the CoStasis and CoSeal technologies can achieve effective, rapid hemostasis in the sealing of these access sites.

   Recombinant Human Collagen and Thrombin. The Company's recombinant program is focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. The Company's objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in its products. The Company believes that by achieving this objective, it will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. The Company has made an equity investment in and is actively collaborating with Pharming, B.V. of The Netherlands for the purpose of developing recombinant human collagen through transgenic animals. In addition, the Company has a collaborative agreement with Genotypes, Inc. of South San Francisco, California, to develop recombinant human collagen through yeast. The Company is working with Genzyme Transgenics, Inc. to produce human thrombin through transgenic animals.

   Adhesion Prevention Barriers. The Company is also developing CoStop, an adhesion-prevention barrier, based on the Company's proprietary PEG-polymer technology. Adhesion-prevention barriers are used to prevent the formation of debilitating or painful internal tissue adhesions (or scars) after surgery. The few products currently on the market suffer serious shortcomings, including low efficacy, high cost, difficult handling, and ineffectiveness in the presence of blood. The Company believes CoStop, with its PEG-polymer technology, will offer superior efficacy, greater ease-of-use and lower cost, relative to products on the market or known to be under development.

   The following table summarizes the status of the Company's products and development programs:


    --------------------------------------------------------------------------------------
        PRIMARY
    PROGRAM/PRODUCT       STATUS(1)                        PRIMARY EXPECTED APPLICATION
    --------------------------------------------------------------------------------------
      COSTASIS HEMOSTAT   Europe: Pivotal clinical trial   Cardiothoracic procedures
                          completed; CE Mark received in
                          September 1998

                          United States: Pivotal clinical  General, hepatic, orthopedic
                          trial started in April 1998      and cardiothoracic procedures

    --------------------------------------------------------------------------------------
      COSEAL BIOSEALANT   Feasibility clinical trials      Cardiovascular and vascular
                          planned during fiscal 1999       procedures

    --------------------------------------------------------------------------------------
      ORTHOPEDICS
         Collagraft       Currently marketed; U.S. and     Bone grafting applications
         Implant          Asian distribution through
                          Zimmer, Inc.

                          Distribution planned in Europe,
                          Canada, and Australia by the
                          Company expected in calendar
                          1999

         NeuColl(TM)      Clinical feasibility study       Pain relief from
                          completed in Europe in 1997;     osteoarthritis (degenerative
                          European clinical trials         joint disease in bones)
                          planned through 1999

         Bone Anchor      Development                      Soft tissue fixation to bone

    --------------------------------------------------------------------------------------
      OTHER DEVELOPMENT
      PROGRAMS

      Resorbable Sealant  Preclinical studies              Percutaneous catheterization
      for Percutaneous                                     procedures
      Catheter Access
      Sites

      Adhesion            Preclinical studies              General, gynecological,
      Prevention                                           orthopedic and cardiovascular
      Barriers                                             procedures

      Recombinant         Research                         Replacement for bovine
      Human Collagen                                       collagen and thrombin
      and Thrombin
    --------------------------------------------------------------------------------------

(1) Indicates product development status. "Preclinical" denotes formulation and efficacy studies in animal models necessary to support an application to commence human clinical testing. "Research" includes discovery, research, development of and subsequent identification of a candidate for preclinical studies. The regulatory approval process requires successful completion of many steps before a product is approved for commercialization. See "Risk Factors -- Government Regulation" and "-- Government Regulation."

RESEARCH AND DEVELOPMENT

   The Company's research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. It has identified opportunities in using only synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, future product development will utilize the Company's proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the years ended June 30, 1998, 1997, and 1996 were $16.3 million, $9.6 million and $4.3 million, respectively.


MANUFACTURING

   Pursuant to the Intercompany Agreements, Collagen supplies the Company's requirements for Collagraft and Intermediate Products. The Company anticipates that it will manufacture and package the final products for CoStasis and CoSeal and that it will use outside contractors for other functions such as non-proprietary, high-volume processes. The Company has approximately 12,000 square feet of manufacturing space in Palo Alto, California. There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability to manufacture commercial quantities of its planned products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and the Company may encounter similar problems. The Company can make no assurance that its manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have an material adverse effect on the Company's ability to develop and commercialize its products, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Intense Competition" and "Limited Manufacturing Capacity."

   The Company purchases raw materials used in its products from various suppliers. For example, the Company purchases all of its requirements for collagen materials from Collagen pursuant to the terms of the Intercompany Agreements. These materials have generally been readily available in the marketplace and have not been the subject of shortages. There can, however, be no assurance that the Company or its suppliers or contract manufacturers will not experience materials shortages in the future. The source of the collagen supplied by Collagen is bovine dermis. Collagen uses a patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, Collagen has sourced the bovine dermis from a "closed herd" of cattle in an effort to prevent diseases, such as Bovine Spongiform Encephalopathy ("BSE"), a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, Collagen would have a limited ability to quickly increase supply of acceptable cattle. Any such diminution would have a material adverse effect on the Company's ability to sell bovine collagen-based products and, as a result, the Company's business, financial condition and results of operations would be materially and adversely affected. Under the Company's product development and distribution agreement with Zimmer, the Company is required to purchase HA/TCP (hydroxyapatite/tricalcium phosphate) solely from Zimmer for the manufacture of the Collagraft implant; provided, however, the Company is released from such obligation if Zimmer is unable to meet certain product specifications, Zimmer fails to supply the Company with a certain percentage of its requirements for three consecutive months or an alternative supplier becomes available at competitive prices which Zimmer is unwilling to match. Any future shortages of materials or components could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company, as well as any third-party manufacturers of its products, will be subject to inspections by the FDA for compliance with applicable good manufacturing practices ("GMPs"), recently codified in the quality system regulation ("QSR") requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. The Company's facilities have undergone an ISO inspection in preparation for obtaining a CE Mark on its products. Despite these efforts, the Company can make no assurance as to its ability to obtain all necessary FDA inspections of its facility in a timely fashion, if at all. See " -- Government Regulation."


SALES, MARKETING AND DISTRIBUTION

   The Company's planned core marketing, sales and distribution strategy includes using a combination of a direct sales force and distributors. Initial distribution in Europe is planned through geographically-focused, specialty cardiovascular distributors with existing customer relationships and established sales infrastructures. In the United States, the Company plans to target the concentrated cardiovascular surgery segment with a direct sales force in an effort to maximize operating margins and to consider additional distribution arrangements for other surgical specialties, such as general surgery, neurosurgery and orthopedics; however it can make no assurance as to the effectiveness of such strategy. The Company's sales, marketing and distribution plans will be dependent in part on the Company's ability to enter into successful strategic relationships and hire, train and retain specialized personnel. There can be no assurance that the Company will be able to secure such strategic relationships or hire, train or retain specialized personnel on terms that are attractive and acceptable to the Company, if at all.

   While sales of Collagraft bone graft products to Zimmer in fiscal years 1998, 1997, and 1996 totaled $1.5 million, $1.9 million, and $3.1 million, respectively, the Company can make no assurance regarding future sales levels. Collagraft bone graft products are marketed in the United States and Asia by Zimmer. The Company holds marketing rights for Collagraft bone graft products in Europe, Canada, Australia, Africa and the Middle East and expects to begin selling Collagraft in these markets during fiscal 1999 through a network of independent distributors. Sales of Intermediate Products were not material in fiscal 1998, 1997, and 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " -- Government Regulation."


COMPETITION

   The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales and personnel resources than the Company. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that render the Company's technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete or uncompetitive. In such an event, the Company's business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than the Company. Additionally, there can be no assurance that any marketing or other strategic partners that the Company may engage will not pursue parallel development of technologies or products relating to or competitive with the Company's planned product portfolio. Also, to the extent the Company commences manufacturing activities, it will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Failure of the Company to address the foregoing factors and circumstances could have a material adverse impact on the Company, its financial condition and results of operations.

   Hemostatic and Biosealant Devices. In the hemostatic and biosealant areas, the Company believes in the United States it faces strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, as well as from collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation and American Home Products Corporation. In addition, the Company faces competition from more recent products and technologies, such as those developed by Fusion Medical Technologies, Inc. ("Fusion") and Focal, Inc. ("Focal"). Outside of the United States, other competitive products currently being marketed include fibrin sealants, sold in Europe and the Pacific Rim countries by Immuno AG and Centeon L.L.C. In the United States, there are several fibrin sealants under development, including those by the American Red Cross, Convatec, a subsidiary of Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). Baxter Healthcare Corporation recently received FDA approval for a fibrin sealant product. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Fusion and Focal, as well as another class of sealants, cyanoacrylates.

   The Company plans to develop a second-generation, non-fibrinogen dependent biosealant which eliminates the need to collect and process plasma at the time of surgery due to the Company's PEG polymer technology and which will offer surgeons strong, easy-to-apply sealing in sensitive open and endoscopic surgery situations. The Company plans to ultimately seek additional indications in general surgery, urology and neurology. The Company believes that the second-generation biosealants it currently has under development will largely supersede fibrin sealants in adhesive applications and that patch or membrane products will likely remain niche products compared to liquid and gel formulations, because patch products are generally more difficult to handle and apply than a liquid or gel, especially in minimally invasive surgery. Most second-generation products under development are still in the preclinical stage in the United States and overseas, with the exception of those being developed by Focal, which is marketing its FocalSeal photoactivated polymer hydrogel outside of the United States with Ethicon, Inc., a Johnson & Johnson subsidiary.

   Orthopedics. Bone graft substitutes currently are used in a small fraction of bone grafting procedures. The majority of bone grafting procedures currently use autograft (autologous bone) taken from the patient's own body and allograft (bone from bone banks taken from deceased donors). Collagraft bone graft products belong to a new family of products called bone graft substitutes. The most direct competitor to Collagraft bone graft products is ProOsteon, a synthetic bone graft substitute made from coral, which is marketed by Osteotech, Inc. A less direct competitor to Collagraft bone graft products is an allograft bone product called Grafton, which is marketed by Interpore International, Inc. Several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by Collagraft bone graft products.


INTELLECTUAL PROPERTY

   Collagen and the Company have entered into an Assignment and License Agreement, effective January 1, 1998 (the "Assignment and License Agreement"), which, among other things, allocates Collagen's technology and intellectual property between the Company and Collagen. Pursuant to the Assignment and License Agreement, substantially all of Collagen's technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant technology, has been assigned to the Company, and the Company has granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license to such assigned technology and intellectual property that is used solely in the field of Collagen's business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. The Assignment and License Agreement provides that each of the Company and Collagen may obtain certain rights to improvements made by the other company prior to March 15, 2004, inasmuch as such improvements, if any, are in the applicable party's field of business. In addition, under the Assignment and License Agreement, each of the Company and Collagen have covenanted to not compete with each other's business until March 15, 2004.

   As of September 1998, the Company's patent portfolio includes approximately 280 U.S. and foreign issued patents and approximately 100 U.S. and non-U.S. patents pending. These patents cover novel compositions of a variety of biomaterials and uses in various fields of medicine. The patent portfolio has a strong focus on proprietary technology in the fields of collagen compositions and hydrophilic polymers used for in situ polymerization. The Company also holds several registered trademarks in the United States and a number of foreign countries and pursues the protection of its trademarks and service marks, whether or not such marks are registered. Notwithstanding these measures, the Company can make no assurance as to the effectiveness of its efforts and many of the Company's older patents covering collagen-containing compositions have already begun to expire. However, the majority of the Company's patent portfolio covers biomaterials that are tailored for use in a particular manner, and these patents will not expire until well into the next decade. In addition, the Company has a number of more recently issued patents covering various methods of treatment using specific formulations of biomaterials that will not expire for 15 or more years.

   The Company has filed patent applications covering tissue adhesives, biosealants, and adhesion prevention agents; however, it can make no assurance that any such patents will issue, will provide the Company any competitive advantages or will not be challenged by third parties.

   The Company also relies upon trade secret protection for certain unpatented aspects of its proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to the Company's proprietary technology or disclose such technology, or that the Company can meaningfully protect its trade secrets. The Company requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with it. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to the Company shall be the exclusive property of the Company; however, certain of the Company's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions.

   The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that the Company's pending or future patent applications will issue, or that the claims of the Company's issued patents, or any patents that may issue in the future, will provide any competitive advantages for the Company's products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed patent applications in certain foreign countries corresponding to certain patent applications that it has filed in the United States and may file additional patent applications inside and outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, offer for sale, sell and import its products. The Company is aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against the Company by third parties in the future challenging the Company's patent rights or claiming infringement by the Company of patents held by these or other third parties.

   Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While the Company intends to seek patent protection for its proprietary technology, products and processes, there can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of the Company's proprietary technologies, products and processes, or that the Company will be able to adequately enforce any such claims to protect its proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that Company inventors or licensors were the first to conceive of inventions covered by pending patent applications or that the Company was the first to file patent applications for such inventions. The Company may desire or may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around or otherwise avoid such patents, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

   Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by the Company, and adverse determinations in any such proceedings could prevent the Company from manufacturing, marketing or selling its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "Risk Factors -- Uncertainties Relating to Intellectual Property."


GOVERNMENT REGULATION

   The Company's existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

   Additionally, in order for the Company to market its products in Europe and other foreign countries, the Company and/or its partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products outside the United States may be longer or shorter than that required in the United States. In order to market the products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In the first half of 1998, the Company completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, which is one of the principal steps in the CE Mark process. The remainder of the CE Mark process consists primarily of review by the approving body of additional documentation submitted by the Company to document each product's clinical safety and performance. Although a quality system audit has been completed, there can be no assurance that the Company will be successful in completing the remainder of the CE Mark certification process or obtaining CE Mark certification in a timely manner, if at all.

   In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls (relating to labeling, premarket notification and adherence to the FDA's GMPs, as recently codified in the QSR requirements. Class II devices are subject to general and special controls (relating to performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or a premarket approval ("PMA") application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this demonstration may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

   A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature, and any training materials. The PMA can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable QSR requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

   If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA application may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA application. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMA applications. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

   If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

   The Company anticipates that its products currently in development will be regulated as Class III medical devices and will require PMA prior to being marketed in the United States. If this belief is true, the Company will need to obtain for each of its products an IDE in order to conduct clinical trials in the United States. There can be no assurance that the Company will receive Class III medical device designation for its products or that it will be able to obtain IDEs for each of its planned products or that data from such clinical studies if and when commenced will demonstrate the safety and effectiveness of the Company's product or will adequately support a PMA application.

   If clearance or approval for a given product of the Company is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, the Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable QSR requirements, the Medical Device Reporting ("MDR") regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by the Company to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its prospects, business, financial condition or results of operations.

   In November 1997, the President of the United States signed into law the FDA Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

   Although the Company anticipates that its products in development will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application ("NDA") prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug ("IND") application must be submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. There can be no assurance that the Company will develop sufficient data and information to submit an IND for its products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on the Company's business, financial condition or results of operations.

   The FDA regulates the manufacturing, product testing, and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable GMP and, in the case of medical devices, QSR requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that the Company will be able to comply with the applicable QSR requirements. In addition, the Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure of the Company to comply with QSR regulations, or other FDA regulatory requirements, could have a material adverse effect on the Company's business, financial condition, or results of operations.

   CoStasis contains thrombin, which is a FDA-licensed biological drug. Consequently, the FDA considers CoStasis to be a combination product subject to jurisdiction by CBER and CDRH. The FDA has assigned lead review responsibility to CDRH following a "Request for Designation" determination by the FDA in September 1996. The Company believes that this decision was significant, as fibrin sealants containing human plasma are regulated as biological drugs, which may substantially increase the duration and complexity of their regulatory approval processes compared to that of CoStasis. Although CoStasis is considered to be a combination product, consistent with lead review responsibility being assigned to CDRH, the product will be regulated primarily as a device. Consequently, the Company has filed an IDE application for CoStasis, and it is currently conducting clinical studies pursuant to the IDE. If the clinical data collected from these studies is satisfactory, the Company will file a PMA application with the FDA seeking marketing approval for CoStasis. There can be no assurance that the data from these studies will demonstrate the safety and effectiveness of CoStasis to the satisfaction of the FDA, and consequently there can be no assurance that CoStasis will be approved for commercial marketing by the FDA.

   With respect to CoSeal, the Company believes that the product will be regulated by the FDA as a medical device because similar biosealant products of other manufacturers have been classified and regulated as medical devices by the FDA. The Company expects to begin feasibility clinical studies of CoSeal during fiscal 1999, after filing an IDE application with the FDA, and would expect to seek marketing clearance from the FDA at the conclusion of those studies. The Company expects that the pathway towards marketing clearance will require the filing of a PMA application with the FDA, although there is a possibility based on prior administrative precedents that the FDA will agree to review CoSeal as a 510(k) premarket notification. In any event, there can be no assurance that the FDA will agree that the clinical study results, once submitted, will have adequately demonstrated the safety and effectiveness of CoSeal.

   The collagen used in the Company's products is derived from the cow hides of U.S. cattle. Bovine Spongiform Encephalopathy or BSE was initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, the Company is not aware of any reports of BSE in U.S. cattle to date, and, currently the Company relies on a "closed herd" of U.S. cattle for its bovine collagen-based products. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect the Company's ability to manufacture, market or sell its bovine collagen-based products, which could have a material and adverse effect on the Company's business, financial condition and results of operations.


THIRD PARTY REIMBURSEMENT

   Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, the Company and any future strategic marketing partners may be required to seek international reimbursement approvals. If required, there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive such international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

   In the United States, health care providers, such as hospitals and physicians, which purchase medical devices such as the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. The Company anticipates that in a prospective payment system, such as the diagnostic-related group ("DRG") system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for the Company's products and therefore no assurance that reimbursement for the Company's products will be available. Accordingly, the Company believes that there will be no procedure-specific reimbursement codes for the Company's products and therefore no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. See "Risk Factors -- Third Party Reimbursement."


PRODUCT LIABILITY AND INSURANCE

   The development, manufacture and sale of the Company's products may expose the Company to product liability claims. Although to date no claim has been asserted against the Company, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation, and product liability insurance with coverage in the amount of $5 million per occurrence, subject to a $5 million annual limitation, there can be no assurance that such coverage will be available to the Company in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations. See "Risk Factors -- Potential Product Liability Exposure; Limited Insurance Coverage."

EMPLOYEES

   As of September 15, 1998, the Company had 73 employees, 32 of whom were engaged directly in research and new product development, ten in regulatory affairs, quality assurance and clinical activities, 14 in manufacturing, three in sales and marketing and 14 in finance and administration. The Company maintains compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. The Company believes the success of its business will depend, in significant part, on its ability to attract and retain such personnel. No employee of the Company is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with its employees to be good. See "Risk Factors -- Uncertainty of Ability to Attract and Retain Key Management, Employees and Consultants."


ITEM 2. PROPERTIES

   The Company's principal executive, research and development, marketing, and manufacturing activities presently are located in two buildings in Palo Alto, California. The Company leases approximately 55,000 square feet of facilities under agreements that expire between 1999 and 2004 and contain renewal options. The Company believes that its facilities are adequate to meet its requirements through the end of fiscal year 2000.


ITEM 3. LEGAL PROCEEDINGS

    The Company is currently involved in legal actions arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on the Company's consolidated financial position or results of its operations.


ITEM 4. RESULTS OF VOTES BY SECURITY HOLDERS

    During the Company's fourth quarter ended June 30, 1998, its sole stockholder Collagen Corporation approved by unanimous written consent (i) on April 30, 1998 the adoption of the Company's 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Directors' Stock Option Plan and (ii) on June 25, 1998 the amendment and restatement of the Company's Certificate of Incorporation.

                                     PART II



ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

    The Company's Common Stock began trading on The Nasdaq Stock Market under the symbol CSON as of August 19, 1998. There was no public market for the Common Stock prior to that date. As of September 18, 1998, the high and low stock price since the initial trading date has been $5.625 and $3.00 per share, respectively.


SALES OF UNREGISTERED SECURITIES

    The Company has not engaged in any sale of unregistered securities.


HOLDERS OF RECORD

    At September 15, 1998 there were approximately 845 holders of record of the Company's Common Stock.


DIVIDENDS

   The Company as a stand-alone company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. However, the financial information set forth in this Form 10-K is theoretical in nature, as if the Company had been a stand-alone company during the periods for which financial information is presented, rather than a wholly owned subsidiary of Collagen.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                           COHESION TECHNOLOGIES, INC.


     The tables below set forth selected historical financial data of the Company. This information has been prepared from the audited consolidated financial statements of the Company as of June 30, 1998 and 1997 and for each of the three years in the period ended June 30, 1998 included herein. Financial information as of June 30, 1996 and for the year ended June 30, 1995, has been prepared from audited consolidated financial statements not included herein. Financial information as of June 30, 1995 and 1994 and for the year ended June 30, 1994, has been prepared from unaudited consolidated financial statements not included herein. During these periods, the Company was wholly owned by Collagen. The historical financial information may not reflect the Company's future performance or the future financial position or results of operations of the Company, nor does it provide or reflect data as if the Company had actually operated as a separate, stand-alone entity during the periods covered.

     Historical share and per share data for each of the five years in the period ended June 30, 1998 has not been presented as no common shares were outstanding until June 25, 1998. Pro forma share and per share data has been presented for each of the two years in the period ended June 30, 1998 assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

     The selected historical financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report. In the opinion of the Company's and Collagen's management, the unaudited consolidated financial statements as of June 30, 1995 and 1994 and for the year ended June 30, 1994 contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for these periods.

                           COHESION TECHNOLOGIES, INC.

                             SELECTED CONSOLIDATED
                           FINANCIAL DATA (CONTINUED)

                                 (IN THOUSANDS)


                                                        YEARS ENDED JUNE 30,
                                           ---------------------------------------------
                                             1998      1997      1996      1995     1994
                                           -------   -------    ------    ------   ------
                                                                                (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Revenue -- product sales................  $  2,043  $  2,527   $ 3,612   $ 3,546   $ 4,302
Costs and expenses:
  Cost of sales.........................     1,162     2,105     2,404     1,961     1,991
  Research and development..............    16,251     9,627     4,268     3,416     3,284
  General and administrative............     5,526     7,153     3,120     2,726     2,815
  Purchased in-process research and
    development..........................   10,587        --     3,000        --        --
                                          --------  --------   -------   -------   -------
         Total costs and expenses.......    33,526    18,885    12,792     8,103     8,090
                                          --------  --------   -------   -------   -------
Loss from operations....................   (31,483)  (16,358)   (9,180)   (4,557)   (3,788)
Other income (expense):
  Net gain on investments, principally
    Boston Scientific Corporation
      (Target Therapeutics, Inc.
      ("Target") prior to April 1997)...    19,096     9,063    82,093     5,110        --
  Net gain on sale of investment in
    Prograft Medical, Inc...............        --    15,395        --        --        --
  Equity in earnings of Target(1).......        --        --     1,430     2,417     1,675
  Equity in losses of other affiliates..        (9)     (813)   (1,824)   (1,230)     (762)
  Interest income.......................       332       566       378        25        25
  Interest expense......................        --      (377)   (2,532)   (2,113)   (1,530)
                                          --------  --------   -------   -------   -------
Income (loss) before provision for
  income taxes and minority interest....   (12,064)    7,476    70,365      (348)   (4,380)
Provision (benefit) for income taxes....    (2,497)    3,162    31,718       553      (475)
Minority interest.......................        --      (667)      (27)       --        --
                                          --------  --------   -------   -------   -------
Net income (loss).......................  $ (9,567) $  4,981   $38,674   $  (901)  $(3,905)
                                          ========  ========   =======   =======   =======


Pro forma net income (loss)
  per share - Basic(2)..................  $  (1.07)  $  .57

Pro forma net income (loss)
  per share - Diluted(2)................  $  (1.07)  $  .56


Shares used in calculating per share
  information - Basic(2)................     8,913    8,804
Shares used in calculating per share
  information - Diluted(2)..............     8,913    8,930



                                                                            JUNE 30,
                                               ---------------------------------------------------------------
                                                 1998          1997         1996         1995          1994
                                               --------      --------     --------     --------      --------
                                                                                      (UNAUDITED)   (UNAUDITED)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                                  $ 1,607      $ 13,798      $11,074      $    491      $    497
Working capital (deficiency)                    (1,900)       12,033        8,463       (30,530)      (25,802)
Investment in Boston Scientific
   Corporation (Target prior to 1997)(1) .      73,979        83,874       65,841        17,570        17,499
Total assets                                    95,653       114,604       97,916        32,915        30,328
Long-term liabilities                           31,923        35,131       27,260         8,206         7,413
Total stockholder's and parent company
  equity (net capital deficiency)               58,415        74,005       59,545        (8,560)       (5,732)

---------

(1) The first five months in fiscal 1996 and the 1994 and 1995 financial information is presented with Target accounted for under the equity method.

(2) Historical per share data has not been presented as no Cohesion common shares were outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes and the other information included elsewhere in this Annual Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. For a more detailed discussion of these and other business risks, see "-- Risk Factors."

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen") in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG (the "Transferred Businesses") to the Company. Collagen also contributed various equity investments to the Company, including all of its holdings in Boston Scientific and Innovasive, which had an aggregate market value of $81.9 million at June 30, 1998. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders on August 18, 1998, one share of the Company's Common Stock for each share of Collagen common stock outstanding, (the "Distribution"). The Company and Collagen have entered into various agreements (the "Intercompany Agreements") to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the Distribution. A description of the assets and liabilities contributed by Collagen to the Company is contained in Note 1 of Notes to Consolidated Financial Statements.

   The Company's historical financial position and results of operations reflect the historical operations of the Transferred Businesses contributed by Collagen to the Company. Prior to being contributed to the Company by Collagen, the Transferred Businesses were part of the Collagen Technologies Group. In particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the historical results of that operating group for all years presented as if the contribution of the Transferred Businesses by Collagen to the Company had occurred on July 1, 1992. (See Note 1 of Notes to Consolidated Financial Statements.)

   The Company is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of and minimize complications following open and minimally invasive surgeries. CoStasis surgical hemostat, the Company's lead hemostatic product, is designed for use initially in cardiothoracic indications. The Company completed a multi-site, randomized, pivotal clinical trial in Europe and has filed for a CE Mark. The Company has received an IDE from the FDA and has commenced U.S. pivotal trials targeting cardiac, hepatic, orthopedic and general surgery indications. CoSeal(TM) surgical sealant, the Company's lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions, is expected to commence feasibility clinical trials during fiscal 1999. The Company believes its surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. The Company also sells Collagraft implant, an orthopedic product, and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. The Company's products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1998, 1997 and 1996

   Revenues were $2.0 million, $2.5 million and $3.6 million for fiscal years 1998, 1997 and 1996, respectively. Sales of Collagraft in fiscal 1998 were $1.5 million, a decrease of $400,000 from fiscal 1997 sales of $1.9 million. Fiscal 1997 sales of Collagraft were $1.9 million, a decrease of $1.2 million or 39% from fiscal 1996 sales of $3.1 million. The decreases in sales were due to lower sales of Collagraft by Zimmer and the consequent decrease in sales from the Company to Zimmer. The Company expects sales of Collagraft in fiscal 1999 to be at levels slightly higher than those of fiscal 1998 due to anticipated product launches by Zimmer in Japan and by the Company in certain European countries.

   A number of uncertainties exist surrounding the marketing and distribution of Collagraft bone graft products. The Company's primary means of distribution for the products is through Zimmer, a third party firm. The Company's business and financial results could be adversely affected in the event that Zimmer is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

   Cost of sales as a percentage of sales was 57%, 83%, and 67% for fiscal years 1998, 1997 and 1996, respectively. The decrease in cost of sales as a percentage of sales in fiscal 1998 from 1997 was primarily due to a lower allocation of fixed overhead in relation to the total cost of production at Collagen's manufacturing facility. The smaller volume of Collagraft products relative to the quantities of other collagen-based products is the reason for the change in the allocation of fixed overhead. The increase in cost of sales as a percentage of sales in fiscal 1997 over 1996 was due primarily to higher unit costs. Cost of sales as a percentage of sales for fiscal 1999 is expected to be lower as cost of sales will reflect a full year's impact of the supply agreement with Collagen, which provides for cost to be determined on a defined formula.

   Research and development ("R&D") expenses were $16.3 million, $9.6 million, and $4.3 million for fiscal 1998, 1997 and 1996, respectively. R&D spending represents program-specific costs and other indirect R&D costs related to the Transferred Businesses and allocated to the Company. The allocation of indirect costs is based on headcount associated with specific R&D programs and specific identifiable costs. The increase in R&D spending in fiscal 1998 from 1997 primarily was due to clinical trial costs for the tissue adhesive program and increased activity in the biosealant and recombinant human collagen programs, including contractual payments owed to Pharming when program milestones were met. The increase in fiscal 1997 from 1996 was primarily attributable to the inclusion of a full year of R&D expenses for the tissue adhesive and biosealant programs as a result of Collagen increasing its ownership percentage in Cohesion Corporation to 81% in May 1996, and, to a lesser extent, to efforts in the recombinant human collagen and orthopedic programs in fiscal 1997. The Company expects R&D spending in fiscal 1999 to be at levels higher than fiscal 1998 as a result of increased activities in these programs.

   General and administrative ("G&A") expenses were $5.5 million, $7.2 million and $3.1 million in fiscal 1998, 1997, and 1996, respectively. G&A costs represent an allocation of Collagen's expenses to the Company derived primarily as a function of headcount and specific identifiable costs. The decrease in spending in fiscal 1998 was due to lower officer separation costs and legal fees as a result of the settlement of a lawsuit with Matrix Pharmaceuticals, Inc. ("Matrix"). G&A expenses increased $4.1 million or 129%, from fiscal 1996 to fiscal 1997, due primarily to payments made to Collagen's former Chief Executive Officer, Howard Palefsky, in accordance with Mr. Palefsky's separation agreement and costs associated with existing loans to Mr. Palefsky, which payments and costs were allocated to the Company pursuant to the Intercompany Agreements. By agreement, Mr. Palefsky will continue to serve as a consultant during the next two years and provide general strategic advice, especially with respect to stockholder value, as well as operational advice. The Company made cash payments of $575,000 and $752,000 to Mr. Palefsky in fiscal 1998 and 1997, respectively, and will make cash payments to Mr. Palefsky during fiscal 1999 totaling $233,000. The Company also agreed to forgive all indebtedness, aggregating $1.6 million, owed by Mr. Palefsky to Collagen (and assumed by the Company effective January 1, 1998) subject to certain conditions. (See Note 1 of Notes to Consolidated Financial Statements.) Such indebtedness was fully reserved during fiscal 1997. The increase in fiscal 1997 spending was also attributed to legal expenses incurred in connection with a lawsuit with Matrix. In May 1997, Collagen settled its lawsuit with Matrix, which had been pending since December 1994. The lawsuit involved Collagen's claims of trade secret misappropriation against Matrix and two former Collagen employees hired by Matrix in 1992, as well as cross-complaints against Collagen by Matrix and the two employees for defamation and violation of state unfair competition law. Collagen granted Matrix a nonexclusive license to certain intellectual property (which was transferred to the Company effective January 1, 1998) for certain nonmonetary consideration. The lawsuit was settled and dismissed with prejudice. All claims by and against all parties have been released. G&A expenses are expected to remain relatively constant in fiscal 1999 due to reductions in costs associated with the Distribution, and expenses associated with Mr. Palefsky, offset by anticipated increased expenses associated with operating as a public company. Future levels of G&A spending will depend on various factors, including the level of product sales.

   The charge for purchased in-process research and development ("in-process R&D") of $10.6 million in fiscal 1998 was a non-recurring charge related to the purchase of substantially all of the remaining shares in Cohesion Corporation, including cash compensation expense of approximately $3.8 million associated with the purchase of certain vested employee stock options. The charge for purchased in-process R&D of $3.0 million in fiscal 1996 related to the increase in ownership in Cohesion Corporation by Collagen from approximately 40% to 81%. The Company expects to incur additional compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation. Assuming the option holders agree to the option cancellation plan, the Company expects to record compensation expense of approximately $1.7 million in the quarter ended September 30, 1998, in connection with vested options and an additional $3.9 million of compensation expense to be recognized during the next three fiscal years.

   Gains on sales of investments were $19.1 million, $24.4 million and $82.1 million in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, the Company sold 332,340 shares of common stock of Boston Scientific Corporation ("Boston Scientific") stock resulting in a gain of $19.0 million and cash proceeds of $20.4 million. Subsequent to June 30, 1998, the Company sold 125,000 shares of Boston Scientific common stock which provided cash proceeds of $9.6 million. In April 1997, Target Therapeutics, Inc. ("Target") was acquired by Boston Scientific and, as a result, Collagen received approximately 1,365,200 shares of Boston Scientific common stock. In fiscal 1996, the Company recorded a net pre-tax gain on investments of $82.1 million (after the recording of a $4.0 million reduction in the carrying value of certain equity investments due to a decline in value determined to be other than temporary), resulting primarily from the sale of 1,792,000 shares of Target common stock. In fiscal 1997, the Company's net pre-tax gain on investments of $24.4 million, primarily resulted from the sale of 330,000 shares of Target common stock and the sale of the Company's holdings in Prograft Medical, Inc. ("Prograft") to W.L. Gore and Associates, Inc. The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and the anticipated cash needs of the Company.

   Equity in earnings of Target were $1.4 million in fiscal 1996. In December 1995, when Collagen's ownership interest fell below 20%, Collagen changed from the equity to the cost method of accounting for its investment in Target.

   Equity in losses of other affiliate companies were $9,000, $813,000 and $1.8 million for fiscal 1998, 1997 and 1996, respectively. The decreases in equity losses in fiscal 1998 and 1997 were due to the elimination of equity losses from Cohesion Corporation as a result of Collagen increasing its ownership percentage to 81% in May 1996 and such losses being consolidated thereafter.

   Interest income was $332,000, $566,000 and $378,000 in fiscal 1998, 1997 and
1996, respectively. The decrease in 1998 was due to lower average cash, cash equivalent, and short-term investment balances in fiscal 1998. The increase in fiscal 1997 was due primarily to higher average cash, cash equivalent, and short-term investment balances and higher interest rates.

   Interest expense was $0, $377,000 and $2.5 million in fiscal 1998, 1997 and 1996, respectively. Interest expense in fiscal 1997 related only to borrowings under Collagen's $15.0 million revolving credit facility. The revolving line of credit was allocated to the Company because the credit facility was secured by shares of Target common stock, which were also allocated to the Company. Interest expense in fiscal 1996 related primarily to borrowings under the $15.0 million revolving credit facility, which was paid in full and canceled in June 1997, and interest on parent company borrowings.

   The Company recorded a benefit for income taxes of 21% for fiscal 1998. The tax benefit is primarily due to the in-process research and development charges related to the increase in ownership of Cohesion Corporation which is not deductible for tax purposes. The Company's effective income tax rate was approximately 42% for fiscal 1997 compared to 45% for fiscal 1996. The higher effective tax rate in fiscal 1996 primarily was due to the impact of non-deductible items such as equity losses in affiliates and in-process research and development charges related to the increase in ownership of Cohesion Corporation.


LIQUIDITY AND CAPITAL RESOURCES

   On January 1, 1998, Collagen contributed to the Company, cash, cash equivalents and short-term investments of $1.8 million, certain equity investments, including Boston Scientific common stock and common stock of Innovasive Devices, Inc. as well as the agreement with Zimmer regarding the distribution of Collagraft products. The Company expects to rely upon proceeds from the sale of these investments, as well as revenues from the sale of Collagraft, for future working capital, capital expenditures and other corporate purposes. The Company had a $5.0 million loan outstanding on a $15.0 million revolving credit facility during fiscal 1996 and 1997; however, the balance was paid in full and canceled in June 1997.

   At June 30, 1998, cash, cash equivalents and short-term investments were $1.6 million compared to $13.8 million at June 30, 1997. Net cash used in operating activities was $19.0 million, $6.1 million and $6.5 million for fiscal 1998, 1997 and 1996, respectively.

   For the year ended June 30, 1998, cash provided by investing activities of $5.9 million primarily related to proceeds of $20.4 million (net of taxes paid) from the sale of 332,340 shares of Boston Scientific common stock and proceeds of approximately $704,000 from the sale of shares in affiliates, partially offset by the acquisition of substantially all of the remaining outstanding shares of Cohesion Corporation totaling $10.6 million and capital expenditures and investments in and loans to affiliates of $3.8 million. Subsequent to June 30, 1998, the Company sold 125,000 shares of Boston Scientific common stock which provided cash proceeds of $9.6 million. The Company anticipates capital expenditures, equity investments in, and loans to affiliate companies to be approximately $6.0 million in fiscal 1999.

   The Company's principal sources of liquidity include sales of Boston Scientific common stock and its cash, cash equivalents and short-term investments. During fiscal 1998, 1997 and 1996, the Company sold an aggregate of 3,312,500 shares of Target common stock (adjusted for a two-for-one stock split) for an aggregate pre-tax gain of approximately $101.1 million ($116.6 million proceeds less cost basis of $15.5 million). As a result of the acquisition of Target by Boston Scientific in April 1997, Collagen received approximately 1,365,200 shares of Boston Scientific common stock in exchange for Collagen's 1,275,888 shares of Target common stock. The Company anticipates that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. The Company may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, the Company may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to the Company on acceptable terms, if at all.

   In September 1998, the Company's Board of Directors approved a stock repurchase program to buyback up to 1.0 million shares of the Company's Common Stock at a price of up to $4.25 per share. As of September 21,

1998, the Company had repurchased 50,000 shares of Common Stock under this program.

   The Company's capital requirements will depend on numerous factors, including the progress of the Company's clinical research and product development programs, the extent to which the Company enters into collaborative relationships with third parties and the scope of the Company's obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect the Company's intellectual property and other factors. The timing and amount of such capital requirements cannot be accurately predicted.

   The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least the next two years. However, during this period and thereafter, the Company may require additional financing. The Company does not anticipate significant capital expenditures in the near term; however, it may make investments in businesses and technologies that are necessary to support its objectives. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all.

   In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation.


INVESTMENTS, ACQUISITIONS AND LICENSING AGREEMENTS

   Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. In connection with Collagen's May 1996 and December 1997 investments and purchases of Cohesion Corporation shares, substantially all of the $3.0 million and $10.6 million purchase prices, respectively, were allocated to in-process research and development, which was expensed at the time of the purchases. The $10.6 million purchase price includes cash compensation amounts of approximately $3.8 million associated with the purchase of certain vested employee stock options. Pursuant to the Intercompany Agreements, Collagen tranferred its interest in Cohesion Corporation to the Company effective January 1, 1998.

   The Company determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. The Company concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The products and programs related to the in-process technology acquired are currently in the clinical trial and preclinical trial stages, respectively. This technology, which relates to surgical hemostasis and sealing products the Company is developing, utilizes liquid-based biomaterials and related delivery systems. The Company expects to benefit from the in-process technology within the next three years, provided that sufficient preclinical and clinical data has been generated, submitted to regulatory authorities, and cleared for commercial sale by those regulatory authorities; however the Company can make no assurance in this regard. The Company expects to spend approximately $5 to 6 million per year for the next three years on its in-process technology in an effort to develop commercially viable products. If this technology is not successfully developed and commercialized, the Company's ability to generate product revenue and its business, financial condition and results of operations will be materially and adversely effected.

   Seeking to capitalize on technical success in expressing recombinant collagen in mouse milk, in February 1996, Collagen made an additional equity investment of approximately $4.5 million in Pharming B.V. of The Netherlands ("Pharming"), which brought Collagen's ownership percentage in Pharming to approximately 12%. In connection with the Distribution and pursuant to the Intercompany Agreements, the Pharming ownership position was transferred to the Company, effective January 1, 1998. In fiscal 1998, the Company invested an additional $2.5 million in Pharming when program milestones were met. At June 30, 1998, the Company's ownership position in Pharming was approximately 6%. Pharming is dedicated to the development and worldwide commercialization of human health care products produced in transgenic animals. The Company and Pharming will attempt to produce collagen in the milk of transgenic cattle.

     In October 1995, Collagen purchased approximately 844,000 shares of common stock, representing approximately 9% of the outstanding capital stock of Innovasive Devices, Inc. ("Innovasive") for $4.1 million and entered into a collaborative product development agreement. Innovasive develops, manufactures and markets tissue and bone reattachment systems that are particularly relevant to the sports medicine and arthroscopy segments of the orthopedic surgery market. The Company, pursuant to the Intercompany Agreements, assumed Collagen's relationship and obligations with Innovasive. The Company and Innovasive are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. The Company is performing development activities in accordance with a project plan and Innovasive is reimbursing the Company for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require the Company's expertise with collagen-based biomaterials and a small percentage of the Company's R&D expenditures. In the event that marketable products are developed as a result of this collaboration, the Company will have the right but not the obligation to manufacture such products.

     In June 1997, the Company sold its 21% investment in Prograft, a privately held affiliate, to W.L. Gore and Associates, Inc. and recorded a pre-tax gain of $15.4 million. Prograft was formed in July 1993 by Collagen, Target and Celtrix Pharmaceuticals, Inc. to develop vascular prostheses, including stents, grafts, and stent-grafts for the treatment of diseased and damaged blood vessels.


YEAR 2000

     Under one of the Intercompany Agreements, the Company plans to use Collagen's computer systems until June 30, 1999. Subsequent to June 30, 1999, the Company may extend the terms of such agreement or elect to purchase its own computer systems. Some of Collagen's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity. Collagen has completed an assessment and has notified the Company that it will modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company will incur no costs related to ensuring that Collagen's computer systems are year 2000 compliant. If the Company elects to purchase its own computer systems, the Company will ensure that these are fully functional in the year 2000 as part of the system selection process. Accordingly, the Company estimates that its costs associated with the year 2000 issue will be immaterial.

RISK FACTORS


ABSENCE OF HISTORY AS AN INDEPENDENT COMPANY

   Prior to being contributed to the Company by Collagen, the Transferred Businesses were part of an operating group at Collagen, the Collagen Technologies Group. The Company does not have an operating history as an independent company. As is the case with many distributions, the Distribution may result in some temporary dislocation of, and inefficiencies in the business, operations, organization and personnel structure of the Company. Collagen is not required to provide assistance or services to the Company, except as described in the Intercompany Agreements, and, it is incumbent upon the Company to establish an identity separate from Collagen. Although the Company intends to invest substantial resources in the future to increase capital market and industry awareness of its activities, there can be no assurance that such investment will actually increase such awareness, and failure to achieve such awareness could have a material adverse effect on the Company. The Company has operated as a public company only since August 18, 1998, and it will continue to incur increasing costs and expenses associated with being a public company. See "-- No Prior Public Market; Volatility of Common Stock Price;" "-- History of Operating Losses; Uncertainty of Future Profitability;" "-- Intense Competition;" "Business;" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


HISTORY OF OPERATING LOSSES; UNCERTAINTY OF FUTURE PROFITABILITY

   The Company's historical results of operations discussed in this Annual Report, and contained in the financial statements and related notes included in this Annual Report, reflect the historical operations of the Transferred Businesses contributed by Collagen to the Company. The financial statements of the Company included herein may not necessarily reflect the results of operations, financial position and cash flows of the Transferred Businesses had the Company been operated as an independent entity during the periods presented. The Transferred Businesses incurred operating losses in each of the past five years, including operating losses of $31.5 million, $16.4 million, and $9.2 million in fiscal 1998, 1997, and 1996, respectively. The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses and the Company expects that such expenses will continue to increase for the foreseeable future. While the Company had sales of Collagraft bone products of $1.5 million and $1.9 million for the years ended June 30, 1998 and 1997, respectively, the Company does not expect such sales to increase substantially in the future. Such sales at their present levels do not contribute, in a material way, to the Company's operating profitability. The Company's ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing its products in development, particularly the CoStasis atraumatic hemostatic device and the CoSeal surgical sealant and developing sales and marketing capabilities for its products, both in Europe, the United States and other markets. There can be no assurance that the Company will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that the Company will ever record significant product revenues or achieve operating profitability. Operating profitability, if achieved, may not be sustained. See "-- Absence of History as an Independent Company;" "-- Dependence on Boston Scientific Stock;" "-- No Prior Public Market; Volatility of Common Stock Price;" "-- Uncertainties Related to Early Stage of Commercialization and Development;" "-- Government Regulation;" "-- Intense Competition;" "Management's Discussion and Analysis of Financial Condition and Results of Operations;" and "Business."


UNCERTAINTIES RELATED TO COMMERCIALIZATION AND DEVELOPMENT

   Except for Collagraft, the Company's orthopedic implant product, which is currently marketed by Zimmer in the U.S. and Asia, and the Company's Intermediate Products, all of the Company's products are in research or preclinical or clinical development. The Company has not received marketing approval for any of its products from the FDA or any other international regulatory body. The development and commercialization of new products are highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to the Company to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. No assurance can be made that any of the Company's development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, there can be no assurance that the Company will be able to obtain CE Mark in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of the Company's development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations will be materially and adversely affected. See "-- Early Stage of Clinical Trials and Lack of Extensive Clinical Data;" "-- Uncertainty of Market Acceptance;" "-- Government Regulation; No Assurance of Regulatory Approvals;" and "Business."


UNCERTAINTIES RELATED TO CLINICAL TRIALS AND LACK OF EXTENSIVE CLINICAL DATA

   Although the Company's lead product candidate, CoStasis, completed clinical trials in Europe and is currently in clinical trials in the United States, clinical data obtained to date has been insufficient to demonstrate its safety and efficacy under applicable FDA regulatory guidelines. Although the Company completed a 100-patient, multi-site, randomized, pivotal human clinical trial in Europe using CoStasis in cardiothoracic surgery indications and filed for CE Mark in Europe, significant additional clinical data will be required prior to submission of a PMA application in the United States. There can be no assurance that any of the Company's product candidates will receive CE Mark in Europe or marketing approval from the FDA in a timely fashion, if at all. Additionally, clinical trials may identify significant technical or other obstacles that must be overcome prior to obtaining necessary regulatory or international approvals. Such obstacles could delay progress in the development and commercialization of the Company's current product candidates. Adverse events related to the use of the Company's product candidates may occur during clinical trials, and any such events may require suspension or termination of clinical trials, and the filing of reports with the FDA and other applicable U.S. and international regulatory authorities. Such events could negatively impact the Company's ability to achieve successful development and commercialization of its products. If the Company's products under development do not prove to be safe and effective in clinical trials, or if the Company is otherwise unable to commercialize these products successfully, the Company's business, financial condition and results of operations will be materially and adversely affected. See "Business;" and "-- Government Regulation; No Assurance of Regulatory Approvals."


UNCERTAINTY OF MARKET ACCEPTANCE

   The Company's CoStasis atraumatic hemostat is a device designed to control diffuse capillary and small vein bleeding, and the Company's CoSeal biosealant is a device designed to seal anastomoses and sites of incision, in connection with surgery. There can be no assurance that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of its surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. The Company believes that surgeons will not use the Company's products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon the Company's ability to train surgeons and other potential users of the Company's products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include the Company's ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. Failure of the Company's products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Intense Competition;" "-- Lack of Marketing and Sales Capabilities;" and "Business -- Products."


DEPENDENCE ON BOSTON SCIENTIFIC STOCK TO FUND OPERATIONS

   In connection with the activities surrounding the Distribution, Collagen transferred to the Company, effective January 1, 1998, all of its equity interest in Boston Scientific. Sales of Boston Scientific common stock contributed pre-tax gains of approximately $20.4 million, $9.1 million and $85.8 million in fiscal years 1998, 1997 and 1996, respectively. As of June 30, 1998, the Company owned approximately 1.0 million shares of Boston Scientific common stock, valued at $74.0 million, based on a market price of $71.63 per share on such date as reported on the New York Stock Exchange. The Company has implemented a "protect" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering 725,000 shares of its Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $63.00 and allow for limited upside participation should the stock price rise above approximately $98.00, there can be no assurance that the Company will be able to sell the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. Failure to achieve such sales could jeopardize the Company's ability to fund its operations and require it to engage in additional financing alternatives, some of which might be dilutive. The market price of Boston Scientific common stock is highly volatile and, as a medical device manufacturer, the Company believes that Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Readers are encouraged to review the reports filed by Boston Scientific with the Securities and Exchange Commission for a detailed description of the nature of Boston Scientific's business and the risks and uncertainties associated with it. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings due to lower amounts realized on any sales by the Company of such stock and would decrease the value of the Company's total assets as stated on its balance sheet resulting from a lower carrying value for the Boston Scientific investment, which as of June 30, 1998, represented approximately 77% of the value of the Company's total assets. See "-- Uncertainty of Access to Capital;" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


NO PRIOR PUBLIC MARKET; VOLATILITY OF COMMON STOCK PRICE

   Prior to the Distribution, there was no public market for the Company's Common Stock. There can be no assurance that an active trading market will be sustained after the Distribution, and that analyst coverage or general market support will be obtained or sustained. Until an orderly market develops, the price of the Common Stock may fluctuate significantly. The Common Stock price will be determined by the marketplace and may be influenced by many factors, including, among others, the depth and liquidity of the market for the Common Stock, investor perception of the Company and its industry, and general economic and market conditions. In addition, in recent years, the stock market in general, and the stock prices of medical device and life sciences companies in particular, have experienced extreme price fluctuations, sometimes without regard to the operating performance of particular companies. The market price of the Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's operating results, announcements of technological innovations, new products, clinical trial results, announcements regarding strategic alliances, domestic and international government regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or its competitors or other parties. Additionally, changes in U.S. and international healthcare policies, future sales of substantial amounts of Common Stock by existing stockholders, changes in estimates of and comments by securities analysts and general market and economic conditions may have an adverse effect on the market price of the Common Stock. In addition, the realization of any of the risks described herein in "Risk Factors" could have a dramatic and material adverse impact on the market price of the common stock. Following a fluctuation in the market price of a corporation's securities, securities class action litigation has often resulted. There can be no assurance that such litigation will not occur in the future with respect to the Company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse impact on the Company's business, financial condition and results of operations. See "-- Absence of History as an Independent Company;" "History of Operating Losses; Accumulated Deficit;" "Uncertainty of Future Profitability;" "-- Dilutive Impact of Future Equity Issuances;" and "Business."


RELATIONSHIP BETWEEN THE COMPANY AND COLLAGEN

   Conflicts of interest may arise between the Company and Collagen in a number of areas relating to their past and ongoing relationships, including tax and employee benefit matters and indemnity arrangements. The Company and Collagen have entered into the Intercompany Agreements for the purpose of defining certain relationships between them. The Company believes that the Intercompany Agreements will minimize conflicts of interest between the Company and Collagen. However, in the event that conflicts arise, the Company believes that each entity will have an experienced management infrastructure in place to deal with such conflicts. Should conflicts persist which cannot be resolved at each entity's executive level, the Intercompany Agreements provide for arbitration as a final means of resolution. The terms of such agreements may limit the Company's operating flexibility. The Company and Collagen may also enter into material transactions and agreements in the future. There can be no assurance that any such arrangements and transactions will be at least as favorable as could be obtained from third parties.


INTENSE COMPETITION

   The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. In the hemostatic and biosealant areas, the Company believes in the United States that it will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation and American Home Products Corporation. In addition, the Company faces competition from more recent products and technologies, such as those developed by Focal, Inc. ("Focal") and Fusion Medical Technologies, Inc. ("Fusion"). Outside of the United States, other competitive products currently being marketed include fibrin sealants, sold in Europe and the Pacific Rim countries by Immuno AG and Centeon L.L.C. In the United States, there are several fibrin sealants under development including those by the American Red Cross, Convatec, a subsidiary of the Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). Baxter Healthcare Corporation recently received FDA approval for a fibrin sealant product. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as another class of sealants called cyanoacrylates. In the orthopedics area, the Company's Collagraft bone graft products face competition from synthetic bone graft substitutes from Interpore International, Inc. and Osteotech, Inc. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications the Company anticipates addressing with its current and proposed products and research programs.

   Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than the Company. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that render the Company's technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that the Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the

Company's technology and products obsolete and uncompetitive. In such an event, the Company's business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than the Company. Additionally, there can be no assurance that any marketing or other strategic partners that the Company may engage will not pursue parallel development of technologies or products relating to or competitive with the Company's planned product portfolio. Also, to the extent the Company commences manufacturing activities, it will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience. Failure of the Company to successfully address the foregoing factors and circumstances could have a material adverse impact on the Company, its financial condition and results of operations. See "Business -- Competition;" and "Business -- Manufacturing."


UNCERTAINTIES RELATED TO INTELLECTUAL PROPERTY

   The Company's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that the Company's pending or future patent applications will issue, or that the claims of the Company's issued patents, or any patents that may issue in the future, will provide any competitive advantages for the Company's products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. The Company has filed patent applications in certain foreign countries corresponding to certain patent applications that it has filed in the United States and may file additional patent applications inside and outside the United States. The Company believes that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believes the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with the Company's ability to make, use, offer for sale, sell and import its products. The Company is aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against the Company by third parties in the future challenging the Company's patent rights or claiming infringement by the Company of patents held by the third parties.

   Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While the Company intends to seek patent protection for its proprietary technology, products and processes, there can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of the Company's proprietary technologies, products and processes, or that the Company will be able to adequately enforce any such claims to protect its proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, the Company cannot be certain that Company inventors or licensors were the first to conceive of inventions covered by pending patent applications or that the Company was the first to file patent applications for such inventions. The Company may desire or may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to the Company, or at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around or otherwise avoid such patents, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

   Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to the Company, to protect trade secrets or know-how owned by the Company, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to patent applications of the Company or its licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by the Company, and adverse determinations in any such proceedings could prevent the Company from manufacturing, marketing or selling its products and could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. The Company also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. See "-- Competition;" and "Business -- Intellectual Property."


GOVERNMENT REGULATION; NO ASSURANCE OF REGULATORY APPROVALS

   The Company's existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The FDC Act , the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

   Additionally, in order for the Company to market its products in Europe and other foreign countries, the Company and/or its partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market the Company's products outside the United States may be longer or shorter than that required in the United States. In order to market the products being developed by the Company in the member countries of the European Union, the Company will be required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. In the first half of 1998, the Company completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, which is one of the principal steps in the CE Mark process. The remainder of the CE Mark process consists primarily of review by the approving body of additional documentation submitted by the Company to document each product's clinical safety and performance. Although a quality system audit has been completed, there can be no assurance that the Company will be successful in completing the remainder of the CE Mark certification process or obtaining CE Mark certification, in a timely manner, if at all.

   In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls (relating to labeling, premarket notification and adherence to FDA's GMPs, recently codified in the QSR. Class II devices are subject to general and special controls (relating to performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the

FDC Act or a PMA application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this demonstration may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

   A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature, and any training materials. The PMA can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable QSR requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

   If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When, and if, those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA application may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA application. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMA applications. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

   If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an IDE application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

   The Company anticipates that its products currently in development will be regulated as Class III medical devices and will require a PMA prior to being marketed in the United States. If this belief is true, the Company will need to obtain for each of its products an IDE in order to conduct clinical trials in the United States. There can be no assurance that the Company will receive Class III medical device designation for its products or that it will be able to obtain IDEs for each of its planned products or that data from such clinical studies if and when commenced will demonstrate the safety and effectiveness of the Company's product or will adequately support a PMA application.

   If clearance or approval for a given product of the Company is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, the Company will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable QSR requirements, the Medical Device Reporting ("MDR") regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by the Company to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of the Company's products are subject to change. The Company cannot predict the effect, if any, that such changes might have on its prospects, business, financial condition or results of operations.

   In November 1997, the President of the United States signed into law the FDA Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. The Company cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the Company's products.

   Although the Company anticipates that its products in development will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application ("NDA") prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug ("IND") application must be submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. There can be no assurance that the Company will develop sufficient data and information to submit an IND for its products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on the Company's business, financial condition or results of operations.

   The FDA regulates the manufacturing, product testing, and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable GMP and, in the case of medical devices, QSR requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that the Company will be able to comply with the applicable QSR requirements. In addition, the Company is required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure of the Company to comply with the QSR regulation, or other FDA regulatory requirements, could have a material adverse effect on the Company's business, financial condition, or results of operations.

   CoStasis contains thrombin, which is a FDA-licensed biological drug. Consequently, the FDA considers CoStasis to be a combination product subject to jurisdiction by the CBER and the CDRH. The FDA has assigned lead review responsibility to CDRH following a "Request for Designation" determination by the FDA in September 1996. The Company believes that this decision was significant, as fibrin sealants containing human plasma are regulated as biological drugs, which may substantially increase the duration and complexity of their regulatory approval processes compared to that of CoStasis. Although CoStasis is considered to be a combination product, consistent with lead review responsibility being assigned to CDRH, the product will be regulated primarily as a device. Consequently, the Company has filed an IDE application for CoStasis, and it is currently conducting clinical studies pursuant to the IDE. If the clinical data collected from these studies is satisfactory, the Company will file a PMA application with the FDA seeking marketing approval for CoStasis. There can be no assurance that the data from these studies will demonstrate the safety and effectiveness of CoStasis to the satisfaction of the FDA, and consequently there can be no assurance that CoStasis will be approved for commercial marketing by the FDA.

   With respect to CoSeal, the Company believes that the product will be regulated by the FDA as a medical device because similar biosealant products of other manufacturers have been classified and regulated as medical devices by the FDA. The Company expects to begin feasibility clinical studies of CoSeal during fiscal 1999, after filing an IDE application with the FDA, and would expect to seek marketing clearance from the FDA at the conclusion of those studies. The Company expects that the pathway towards marketing clearance will require the filing of a PMA application with the FDA, although there is a possibility based on prior administrative precedents that the FDA will agree to review CoSeal as a 510(k) premarket notification. In any event, there can be no assurance that the FDA will agree that the clinical study results, once submitted, will have adequately demonstrated the safety and effectiveness of CoSeal.

   The collagen used in the Company's products is derived from the cow hides of U.S. cattle. BSE is a disease, commonly known as mad cow disease, initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, the Company is not aware of any reports of BSE in U.S. cattle to date and, currently, the Company relies on a "closed herd" of U.S. cattle for its bovine collagen-based products. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect the Company's ability to manufacture, market or sell its bovine collagen-based products, which could have a material adverse effect on the Company's business, financial condition and results of operations.


DEPENDENCE ON AND VARIABILITY OF THIRD PARTY REIMBURSEMENT

   Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, the Company and any future strategic marketing partners may be required to seek international reimbursement approvals. If required, there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive such international reimbursement approvals could have an adverse effect on market acceptance of the Company's products in the international markets in which such approvals are sought.

   In the United States, health care providers, such as hospitals and physicians, that purchase medical devices similar to the Company's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. The Company anticipates that in a prospective payment system, such as the DRG system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for the Company's products and therefore no assurance that reimbursement for the Company's products will be available. Accordingly, the Company believes that there will be no procedure-specific reimbursement codes for the Company's products and therefore no assurance that reimbursement for the Company's products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, the Company could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of the Company's products to obtain sufficient reimbursement from health care payors for procedures in which the Company's products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on the Company's business, financial condition and results of operations. The Company's business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means.
See "Business -- Third Party Reimbursement."


DILUTIVE IMPACT OF FUTURE EQUITY ISSUANCES

   Holders of Common Stock will experience dilution to the extent that additional shares of Common Stock were issued by the Company and to the extent that options to purchase Common Stock are exercised. As of September 15, 1998, the Company has authorized (i) options to purchase 2,607,000 shares of Common Stock under the 1998 Stock Option Plan, of which options to purchase approximately 2,000,810 shares of Common Stock was issued and outstanding; (ii) options to purchase 268,000 shares of Common Stock under the Directors' Plan, of which options to purchase 173,000 shares of Common Stock was issued and outstanding; and (iii) 250,000 shares of Common Stock reserved for issuance under the Company's Employee Stock Purchase Plan, none of which have been issued.


LIMITED MANUFACTURING CAPACITY

   The Company anticipates that it will manufacture and package the final products for CoStasis and CoSeal and that it will use outside contractors for other functions, such as non-proprietary, high-volume processes. There can be no assurance that the Company will be able to attract, train and retain the required personnel or will be able to increase its manufacturing capability to manufacture commercial quantities of its planned products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel and the Company may encounter similar problems. The Company can make no assurance that its manufacturing scale-up efforts will be successful, or, that if needed, high-volume manufacturing can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have an material adverse effect on the Company's ability to develop and commercialize its products, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company purchases raw materials used in its products from various suppliers. For example, the Company purchases all of its requirements for collagen materials from Collagen pursuant to the terms of the Intercompany Agreements. These materials have generally been readily available in the marketplace and have not been the subject of shortages. There can, however, be no assurance that the Company or its suppliers or contract manufacturers will not experience materials shortages in the future. In addition, Collagen relies on a "closed herd" of cattle in order to produce its bovine collagen-based products. In the event of any material diminution in the size of the herd for any reason, including accident or disease, Collagen's ability to quickly increase the supply of acceptable cattle is quite limited. Any such diminution would have a material adverse effect on the Company's ability to sell bovine collagen-based products and, as a result, the Company's business, financial condition and results of operations. Any such future shortages of materials or components could have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is also required to register as a medical device manufacturer with the FDA and to list its products with the FDA. As such, the Company is subject to inspections by the FDA for compliance with applicable QSR requirements, which include elaborate testing, control documentation and other quality assurance procedures. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations. Further, the Company and the third-party manufacturers of its products are required to comply with various FDA requirements for design, safety, advertising and labeling. The Company has not yet undergone an FDA QSR inspection and does not anticipate that it will undergo such an inspection until after submission of its initial PMA application for its CoStasis hemostat product. See "Business -- Manufacturing."

   Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals, recalls of products, or product liability litigation which could have a material adverse affect on the Company's business, financial condition or results of operations.


LACK OF MARKETING AND SALES CAPABILITIES

   The Company currently has no experience in marketing or selling its products under development and does not have a significant marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, the Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell its products. If the Company develops its own marketing and sales capabilities, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that the Company enters into co-promotion or other marketing and sales arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. Additional factors in achieving market acceptance may include the Company's ability to address competition from domestic and foreign medical device, pharmaceutical and biopharmaceutical companies, develop a marketing and sales force, form strategic partnerships and manufacture price- and cost-effective products. See "Business -- Sales, Marketing and Distribution."


UNCERTAINTY OF ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT,
EMPLOYEES AND CONSULTANTS

   The Company is highly dependent on the principal members of its management and scientific staff. The loss of services of any of these personnel could impede the achievement of the Company's development objectives. Furthermore, recruiting and retaining qualified scientific personnel to perform research and development work in the future will also be critical to the Company's success. There can be no assurance that the Company will be able to attract and retain personnel on acceptable terms given the competition among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions for experienced scientists. In addition, the Company relies on members of its Scientific Advisory Board and Clinical Advisory Board and a significant number of consultants to assist the Company in formulating its research and development strategy. All of the Company's consultants and the members of the Company's Scientific Advisory Board and Clinical Advisory Board are employed by employers other than the Company, and may have commitments to, or advisory or consulting agreements with, other entities that may limit their availability to the Company. See "Management."


UNCERTAINTY OF ACCESS TO CAPITAL

   The Company may require substantial additional funding in order to finance its research and product development programs, including for preclinical testing and clinical trials of its product candidates, for operating expenses and for the pursuit of regulatory approvals for its product candidates, and may require additional funding for establishing manufacturing and marketing capabilities in the future. The Company currently believes that its existing capital resources, including its holdings in Boston Scientific and interest income from cash investments, will be sufficient to satisfy its current and projected funding requirements. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the magnitude of these programs, progress with preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, if any, the costs involved in filing and prosecuting patent applications and enforcing patent claims, the impact of competing technological and market developments, the establishment of strategic alliances, the cost of manufacturing and of commercialization activities and the cost of product in-licensing. There can be no assurance that the Company's cash, cash equivalents and marketable securities, including its Boston Scientific stock, and interest income earned on cash investments, will be adequate to satisfy its capital and operating requirements and the Company may need to pursue opportunities to obtain debt or equity financing. There can be no assurance that such additional financing will be available on reasonable terms, if at all. Any additional equity financings would be dilutive to the Company's stockholders. If adequate funds are not available, the Company may be required to curtail significantly one or more of its research and development programs or obtain funds through arrangements that may require it to relinquish rights to certain of its technologies or product candidates. See "-- Dependence on Boston Scientific Stock" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


POTENTIAL PRODUCT LIABILITY EXPOSURE; LIMITED INSURANCE COVERAGE

   The development, manufacture and sale of the Company's products may expose the Company to product liability claims. Although to date no claim has been asserted against the Company, there can be no assurance that the Company will not experience losses due to product liability claims in the future. Although the Company currently has general liability insurance with coverage in the amount of $1 million per occurrence, subject to a $2 million annual limitation, and product liability insurance with coverage in the amount of $5 million per occurrence, subject to a $5 million annual limitation, there can be no assurance that such coverage will be available to the Company in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within the Company's business are or will be covered under the Company's policies. The Company may require additional product liability coverage if the Company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against the Company, regardless of their merit or eventual outcome, could have a material adverse effect on the Company's business, financial condition and results of operations.


HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

   The Company's research and development processes involve the controlled use of hazardous materials, including flammable liquids and corrosive liquids, and in lesser quantities, corrosive solids, flammable solvents, flammable gases, oxidizers, air and water reactive compounds, carcinogens and poisons and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company believes that it is in compliance in all material respects with applicable environmental laws and regulations. Accordingly, it does not expect to make material capital expenditures for environmental control facilities in the near-term. However, there can be no assurance that it will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the operations, business or assets of the Company will not be materially and adversely affected by the costs of compliance with current or future environmental laws or regulations.


POTENTIAL ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS

   The Company's Certificate of Incorporation does not provide for cumulative voting in the election of directors. In addition, the Board of Directors of the Company may issue shares of Preferred Stock without stockholder approval on such terms as the Board may determine. The Company's Bylaws require advance notice of matters of business to be brought before meetings of stockholders. The Company's Certificate of Incorporation prohibits stockholders from acting by written consent. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Further, the Company is subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock (an "interested stockholder") for a period of three years from the date the stockholder becomes an interested stockholder.


ABSENCE OF CASH DIVIDENDS

   The Company as a stand-alone company has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. See "Dividends."



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk, including changes to interest rates and equity investment prices.


INVESTMENT PORTFOLIO

    The Company does not use derivative financial instruments in its debt investment portfolio. The Company places its debt investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the guidelines also limit the amount of credit exposure to any one issue, issuer, or type of instrument. The Company does not expect any material loss with respect to its debt investment portfolio. The Company's interest income is sensitive to changes in the general level of U.S. interest rates. Changes in U.S. interest rates affect the interest earned on the Company's cash equivalents and short-term investments. Based on the Company's overall interest rate exposure at June 30, 1998, a near term change in interest rates would not materially affect the fair value of the instruments.

The table below provides information about the Company's debt investment portfolio in thousands. For debt securities, the table presents principal cash flows and related weighted average fixed interest rates by expected maturity dates. The Company's investment policy requires that all investments mature in 400 days or less.

                                                 MATURITIES                     FAIR VALUE
                               FY1999       FY2000  FY2001   FY2002    TOTAL    AT 6/30/98
                              --------      ------  ------   ------    ------   ----------
                                                  (IN `000S)
DEBT INVESTMENTS
Cash Equivalents              $    218      $  --     $--      $--     $  218     $  218
    Average Interest Rate          5.6%                                   5.6%

Short-term Investments        $  1,016         --      --       --     $1,016     $1,016
    Average Interest Rate          7.5%                                   7.5%

Total Debt Investments        $  1,234         --      --       --     $1,234     $1,234
    Average Interest Rate          7.2%                                   7.2%


    As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology or biomedical device companies that are subject to fluctuations in market value from changes in stock prices and thus has material equity investments at June 30, 1998 with related market risks. The equity investment portfolio includes investments for which there is no readily determinable market as of June 30, 1998, such as Pharming, which went public in July 1998. The Company believes that these are viable investments that will eventually develop into marketable investments.

    Prior to October 1996, the Company's 844,000 shares of common stock of Innovasive were valued at cost of $4.1 million due to restrictions which prevented the sale of any of the Company's shares of common stock of Innovasive Devices. At June 30, 1998, restrictions were no longer applicable on 650,000 of such shares. The Company carries the portion of its investment in Innovasive Devices, which can be sold within one year, as an available-for-sale investment at market value of $6.1 million at June 30, 1998. The remaining 194,000 shares of Innovasive Devices common stock are still subject to restrictions and thus continue to be valued at cost of $934,000.

    The table below provides information about the Company's equity investment portfolio (in thousands):

                       FAIR VALUE
EQUITY INVESTMENTS     AT 6/30/98
----------------------------------
(IN `000S)
Boston Scientific         $73,979
    Ownership %               .5%

Innovasive                 $7,916
    Ownership %                9%

Medarex                    $1,920
    Ownership %                1%

Pharming                   $7,010
    Ownership %                6%

Total Portfolio           $90,825
                          =======


    To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1998, 725,000 shares, out of approximately 1.0 million held by the Company, were hedged using these collars. The call options are collateralized by shares of Boston Scientific common stock held by the Company. At June 30, 1998, the notional amount of the put and call options were $46 million and $70.7 million, respectively. The fair value of the equity collars at June 30, 1998 was $96,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                       PAGE
                                                                                       ----
COHESION TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors.....................................  42
Consolidated Balance Sheets as of June 30, 1998 and 1997..............................  43
Consolidated  Statements of Operations for the years ended June 30, 1998,  1997 and 1996............................................................................  44
Consolidated Statement of Stockholder's and Parent Company Equity (Net Capital
  Deficiency) for the years ended June 30, 1998, 1997 and 1996........................  45
Consolidated  Statements of Cash Flows for the years ended June 30, 1998,  1997 and 1996............................................................................  46
Notes to Consolidated Financial Statements............................................  47
Supplementary Quarterly Consolidated Financial Data (unaudited).......................  61


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cohesion Technologies, Inc.

   We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. ("the Company"), (a wholly-owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation), as described in Note 1 to the consolidated financial statements, as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholder's and parent company equity (net capital deficiency) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesion Technologies, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                       ERNST & YOUNG LLP

Palo Alto, California
July 31, 1998

                           COHESION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                       JUNE 30,
                                                                   -----------------
                                                                     1998      1997
                                                                   -------   -------
ASSETS
Current assets:
  Cash and cash equivalents.....................................   $   591   $13,706
  Short-term investments........................................     1,016        92
  Accounts receivable, less allowance for doubtful accounts
        ($13 at June 30, 1998 and $2 at June 30, 1997)..........       473        97
  Inventories...................................................        81        56
  Current deferred taxes........................................       942     2,608
  Other current assets..........................................       312       942
                                                                   -------   -------
         Total current assets...................................     3,415    17,501
Property and equipment, net.....................................     2,072     1,566
Intangible assets, net..........................................     1,184     1,491
Investment in Boston Scientific Corporation.....................    73,979    83,874
Other investments...............................................    14,707    10,041
Long-term deferred taxes........................................       ---        33
Loans to officers and employees.................................       208         9
Other assets....................................................        88        89
                                                                   -------   -------
                                                                   $95,653   $114,604
                                                                   =======   ========
LIABILITIES AND STOCKHOLDER'S AND PARENT COMPANY EQUITY
Current liabilities:
  Accounts payable..............................................   $   792   $   627
  Accrued compensation..........................................       953       625
  Accrued liabilities...........................................     2,390     1,516
  Income taxes payable..........................................       300     2,700
  Payable to Collagen Aesthetics, Inc...........................       880        --
                                                                   -------   -------
         Total current liabilities..............................     5,315     5,468
Long-term liabilities:
  Deferred income taxes.........................................    31,902    35,052
  Other long-term liabilities...................................        21        79
                                                                   -------   -------
         Total long-term liabilities............................    31,923    35,131
Commitments and contingencies
Stockholder's and parent company equity:
  Preferred stock, $.001 par value, authorized:
    5,000,000 shares, issued and outstanding:
    no shares at June 30, 1998 and 10 shares
    at June 30, 1997............................................        --        --
  Common stock, $.001 par value, authorized:
    15,000,000 shares, issued and outstanding:
    8,861,040 shares at June 30, 1998 and no shares
    at June 30, 1997............................................        --        --
  Additional paid-in capital....................................     9,621     9,621
  Parent company equity.........................................     4,961    17,315
  Unrealized gain on available-for-sale investments.............    43,833    47,069
                                                                   -------   -------
         Total stockholder's and parent company equity..........    58,415    74,005
                                                                   -------   -------
                                                                   $95,653   $114,604
                                                                   =======   ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)



                                                 YEARS ENDED JUNE 30,
                                             ---------------------------
                                                1998      1997      1996
                                             --------- --------- -------
Revenue-- product sales..................      $2,043   $ 2,527   $ 3,612
Costs and expenses:
  Cost of sales..........................       1,162     2,105     2,404
  Research and development...............      16,251     9,627     4,268
  General and administrative.............       5,526     7,153     3,120
  Purchased in-process research and
    development..........................      10,587        --     3,000
                                             --------   -------    ------
          Total costs and expenses.......      33,526    18,885    12,792
                                             --------   -------    ------
Loss from operations.....................     (31,483)  (16,358)   (9,180)
Other income (expense):
  Net gain on investments, principally
     Boston Scientific Corporation
     (Target Therapeutics, Inc.
     in 1996)............................      19,096     9,063   82,093
  Net gain on sale of investment in
     Prograft Medical, Inc...............          --    15,395       --
  Equity in earnings of Target
    Therapeutics, Inc....................          --         --   1,430
  Equity in losses of other affiliates ..          (9)     (813)   (1,824)
  Interest income........................         332       566       378
  Interest expense.......................          --      (377)   (2,532)
                                             --------   -------    ------
Income (loss) before provision for
  income taxes and minority interest          (12,064)    7,476    70,365
Provision (benefit) for income taxes           (2,497)    3,162    31,718
Minority interest........................          --      (667)      (27)
                                             --------   -------    ------
Net income (loss)........................    $ (9,567)  $ 4,981   $38,674
                                             =========  =======   ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDER'S AND PARENT COMPANY EQUITY
                            (NET CAPITAL DEFICIENCY)
                     YEARS ENDED JUNE 30, 1998, 1997, 1996
                                 (IN THOUSANDS)

                                                                                                           TOTAL
                                                                                                           STOCK-
                                                                                         UNREALIZED     HOLDER'S AND
                                                                                         GAIN/(LOSS)      PARENT
                                                 PREFERRED                                   ON           COMPANY
                                                     AND    ADDITIONAL      PARENT       AVAILABLE-       EQUITY
                                                   COMMON     PAID-IN       COMPANY       FOR-SALE      (NET CAPITAL
                                                   STOCK      CAPITAL        EQUITY      INVESTMENTS     DEFICIENCY)
                                                 ---------    --------      --------     -----------    ------------
Balance at June 30, 1995 ....................      $  --      $  9,621      $(18,181)      $     --       $ (8,560)
Other advances to Collagen Aesthetics, Inc.
  (formerly Collagen) .......................         --            --        (5,118)            --         (5,118)
Unrealized gain on available-for-sale
  securities ................................         --            --            --         34,549         34,549
Net income ..................................         --            --        38,674             --         38,674
                                                   -----      --------      --------       --------       --------
Balance at June 30, 1996 ....................         --         9,621        15,375         34,549         59,545
Other advances to Collagen Aesthetics, Inc.
  (formerly Collagen) .......................         --            --        (3,041)            --         (3,041)
Unrealized gain on available-for-sale
  securities ................................         --            --            --         12,520         12,520
Net income ..................................         --            --         4,981             --          4,981
                                                   -----      --------      --------       --------       --------
Balance at June 30, 1997 ....................         --         9,621        17,315         47,069         74,005
Other advances to Collagen Aesthetics, Inc.
  (formerly Collagen) .......................         --            --        (2,787)            --         (2,787)
Unrealized loss on available-for-sale
  securities ................................         --            --            --         (3,236)        (3,236)
Net loss ....................................         --            --        (9,567)            --         (9,567)
                                                   -----      --------      --------       --------       --------
Balance at June 30, 1998 ....................      $  --      $  9,621      $  4,961       $ 43,833       $ 58,415
                                                   =====      ========      ========       ========       ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)


                                                                             YEARS ENDED JUNE 30,
                                                                   ---------------------------------------
                                                                     1998           1997            1996
                                                                   --------       --------        --------
Cash flows from operating activities:
  Net income (loss) ............................................   $ (9,567)       $ 4,981        $ 38,674
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Purchased in-process research and development .............     10,587             --           3,000
     Depreciation and amortization .............................        662            564             801
     Equity in losses of affiliates ............................          9            813             393
     Gains on investments, net .................................    (19,096)       (13,625)        (42,547)
     Deferred income taxes .....................................        995            326          (7,508)
     Decrease (increase) in assets:
       Accounts receivable .....................................       (376)           435             188
       Inventories .............................................        (25)            --             (37)
       Other ...................................................     (1,971)         1,166          (1,331)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities
         and other .............................................      2,247           (463)          1,177
       Income taxes payable ....................................     (2,400)           408              78
       Other long-term liabilities .............................        (57)          (679)            611
                                                                   --------       --------        --------
  Total adjustments ............................................     (9,425)       (11,055)        (45,175)
                                                                   --------       --------        --------
     Net cash used in operating activities .....................    (18,992)        (6,074)         (6,501)
                                                                   --------       --------        --------
Cash flows from investing activities:
  Net proceeds from sales of Boston Scientific
     Corporation/Target Therapeutics, Inc. stock ...............     20,442          5,578          57,950
  Net proceeds from sales of other affiliate stock .............        704          9,771           1,447
  Proceeds from sales and maturities of short-term investments..      1,591             --              --
  Purchases of short-term investments ..........................     (2,515)            --              --
  Expenditures for property and equipment ......................     (1,058)          (532)           (678)
  Increase in intangible and other assets ......................         --           (824)         (2,042)
  Equity investments and loans to affiliates ...................     (2,700)          (287)        (14,337)
  Acquisition of shares of Cohesion
     Corporation, net of cash balances .........................    (10,587)            --          (1,256)
                                                                   --------       --------        --------
     Net cash provided by investing activities .................      5,877         13,706          41,084
                                                                   --------       --------        --------
Cash flows from financing activities:
  Proceeds from (repayments of) bank borrowings ................         --         (5,000)          5,000
  Proceeds from (repayments of) advances from
     Collagen Aesthetics, Inc. (formerly Collagen) .............         --             --         (29,000)
                                                                   --------       --------        --------
     Net cash  provided by (used in) financing activities ......         --         (5,000)         24,000)
                                                                   --------       --------        --------
Net increase (decrease) in cash and cash equivalents............    (13,115)         2,632          10,583
Cash and cash equivalents at beginning of year .................     13,706         11,074             491
                                                                   --------       --------        --------
Cash and cash equivalents at end of year .......................   $    591       $ 13,706        $ 11,074
                                                                   ========       ========        ========


           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and a wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen") in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders, one share of the Company's Common Stock for each share of Collagen common stock outstanding on August 18, 1998 (the "Distribution") (See Note 14, "Subsequent Events"). The Distribution was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. Collagen's Board believed the separation into two independent companies will enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that are more attractive and appropriate for the recruitment and retention of key employees. As a consequence, Collagen believed that investors will be able to evaluate better the merits of the two groups of businesses and their future prospects.

   In March 1998, the Board of Directors of Collagen approved certain agreements between the Company and Collagen (collectively, the "Intercompany Agreements") which (i) provided for the transfer, effective January 1, 1998, of certain assets and liabilities relating to the businesses previously conducted by Collagen's CTG to Cohesion, and (ii) established contractual arrangements between Collagen and the Company described below under Note 2. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration.

   The accompanying consolidated financial statements have been prepared using Collagen's historical cost basis of the assets and liabilities of the various division activities that comprise Cohesion. The financial statements of Cohesion include the operating results of Cohesion Corporation, a developer of proprietary products for hemostasis and tissue adhesion, biosealants and adhesion barriers for surgical applications, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 7, "Acquisitions of Cohesion Corporation").

   The consolidated financial statements reflect the results of operations, financial condition and cash flows of Cohesion as a component of Collagen and may not be indicative of the actual results of operations and financial position of Cohesion under separate ownership. The various assets, liabilities, revenues and expenses associated with CTG have been allocated to the historical financial statements of Cohesion in a manner consistent with the Intercompany Agreements as discussed in Note 2 below. Management believes that the consolidated statements of operations include a reasonable allocation of costs incurred by Collagen which benefit Cohesion. These allocations of corporate expenses include, in aggregate, approximately 30% to 35% of the general and administrative expenses of Collagen for the periods presented, with the exception of certain Chief Executive Officer ("CEO") expenses and legal costs related to Collagen's lawsuit with Matrix Pharmaceutical, Inc. ("Matrix"). (See Notes 1, 8 and 9.) The CEO expenses have been allocated to Cohesion based on the CEO's level of involvement in Cohesion during each fiscal year presented. All costs associated with the Matrix lawsuit, which was filed in December 1994 and settled in May 1997, were allocated based on the focus of the lawsuit during fiscal 1997, 1996 and 1995. Costs and expenses associated with cost of sales and research and development were generally allocated to Cohesion on a specific identification basis.

   The consolidated financial statements include an allocation of Collagen corporate debt and interest expense. In connection with the asset transfer discussed above, $10.9 million of cash, cash equivalents and short-term investments remained with Collagen and the remaining cash, cash equivalents and short-term investments were transferred to the Company at December 31, 1997. Each debt security was allocated between the companies pro rata to the total allocation of such investments. All short-term investments for fiscal years 1997 and prior were allocated to Collagen. Substantially all investments in affiliates, including Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices") were allocated to Cohesion. Trade receivables, notes receivable, loans to officers and employees, fixed assets and employee related liabilities were allocated based on specific identification. All equity accounts, with the exception of the additional paid-in-capital related to Target Therapeutics, Inc., remained with Collagen. For any assets or liabilities where it was not practical to use the specific identification method, Cohesion was allocated 30% of these assets and liabilities. The 30% allocation was based on a review of the characteristics and activity of these assets and liabilities and business objectives. In those years that Cohesion had negative cash and cash equivalent balances, a note payable due to Collagen was recorded. Accordingly, interest expense was accrued annually at 8% and Cohesion was assumed to have repaid the note payable balance and the accrued interest the following June 30th. The intercompany receivable/payable balances resulting from Cohesion's participation in Collagen's central cash management system, after consideration of the December 31, 1997 contribution of cash, cash equivalents and short-term investments, is a component of parent company's contributed capital on Cohesion's balance sheet. The officer separation agreement with Collagen's former CEO, as described below under Note 8, and the costs associated with the agreement have been allocated to Cohesion.

   Under the terms of the services and supply agreements between Cohesion and Collagen discussed below, Collagen will supply certain products to Cohesion for a fee. The cost of sales amounts included in the financial statements are based on historical costs for the periods presented. The Intercompany Agreements discussed in Note 2 provide for cost to be determined on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have decreased by $237,000 and $589,000 in fiscal years 1996 and 1997, respectively and increased by $48,000 in fiscal 1998.

   Under the terms of the Recombinant Technology and Development License agreement between Cohesion and Collagen discussed in Note 2 below, Cohesion and Collagen will collaborate to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. The research and development ("R&D") expenses included in the financial statements are based on historical costs for the periods presented. The Intercompany Agreements discussed in Note 2 provide for costs to be equally shared. If such prospective arrangements had been in place during the periods presented, R&D expenses, net of reimbursements from Collagen, would have decreased by $1.0 million, $1.3 million and $703,000 in fiscal years 1998, 1997 and 1996, respectively.

   Principles of Consolidation

   The consolidated financial statements include the accounts of Cohesion and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Cohesion operates in one industry segment focusing on the development and sale of medical devices. Investments in unconsolidated subsidiaries, and other equity investments in which Cohesion has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

   Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents, Short-term Investments and Other Investments

   Cohesion considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. Short-term investments consist principally of bankers acceptances, commercial paper and master notes and have maturities greater than 90 days, but not exceeding one year.

   Cohesion invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. Cohesion has not experienced any losses on its money market investments.

   Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996. Unrestricted available-for-sale equity securities in which Cohesion has a less than 20% interest, which includes holdings in Boston Scientific (holdings in Target Therapeutics, Inc. prior to April 1997) and the unrestricted portion of the Company's holdings in Innovasive Devices are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholder's equity. Restricted equity securities in which Cohesion has less than a 20% interest are carried at cost or estimated realizable value, if less, and are included in "other investments" in the accompanying balance sheets. In fiscal 1996, the carrying values of certain restricted equity investments were reduced by $4.0 million to estimated net realizable value. (See Note 5 - "Investment in Boston Scientific Corporation"). The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices. The fair value of private equity securities held approximates the carrying value based on quoted market prices for similar securities.

   The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest and dividends on securities classified as available-for-sale are included in interest income.

   Equity Collar Instruments

   At June 30, 1998, Cohesion held approximately 1.0 million shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the "Collars"), to hedge a portion (725,000 shares at June 30, 1998) of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a form of equity collar instrument consisting of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. Cohesion purchased the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock will be at least partially offset by an associated increase in the value of the Collars.

   Realized gains and losses on the Collars are recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, are recorded as an adjustment to unrealized gains and losses on available-for-sale investments, a component of stockholder's and parent company equity, with a corresponding receivable or payable recorded. Equity collar instruments that do not qualify for hedge accounting and early termination of these instruments with the sale of the underlying stock, would be recognized in other income (expense). For early termination without the sale of the underlying stock, the intrinsic value will adjust the cost basis of the underlying security.

   Inventories

   Inventories, which are purchased from Collagen, are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

   Property and Equipment

   Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

               Machinery and equipment............. 3 -- 7 years
               Leasehold improvements.............. Term of lease



   Intangible Assets

   Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired. Trademarks acquired prior to fiscal 1996 are amortized over a twenty year period beginning with the trademark filing dates and trademarks purchased thereafter are expensed when acquired. The effect of changes in accounting for patents and trademarks were not material to the accompanying financial statements.

   Loans to Officers and Employees

   Principal plus accrued interest due from current and former employees totaled approximately $1.5 million and $1.7 million at June 30, 1998 and 1997, respectively, prior to reserves. Principal plus accrued interest due from officers totaled approximately $9,000 at June 30, 1998 and 1997, respectively. The fair value of the notes held approximates the carrying value based on quoted market prices for loans with similar terms.

   Included within the amounts due from current and former employees at June 30, 1998 and June 30, 1997, and within the amounts due from officers at June 30, 1997, are four promissory notes totaling $1.6 million, prior to reserves, due from Collagen's former Chairman and Chief Executive Officer, Howard Palefsky. All such notes are subject to interest at the lower of 10% per annum or the prime rate. Two loans totaling $425,000 were forgiven on March 15, 1998 and two loans totaling $1.1 million are to be forgiven on March 15, 1999, but all notes are repayable immediately if Mr. Palefsky discontinues serving as a consultant to Cohesion prior to the loan forgiveness dates. Due to uncertainties regarding collection, loans to Mr. Palefsky were fully reserved as of June 30, 1997, and the associated expenses were recognized in fiscal 1997.

   Summary of Fair Values of Financial Instruments

   The table below summarizes the carrying value and fair value of Cohesion's financial instruments which are all held for purposes other than trading.



                                              JUNE 30,           JUNE 30,
                                                1998               1997
                                         -----------------  ----------------
                                         CARRYING   FAIR    CARRYING   FAIR
                                           VALUE    VALUE     VALUE    VALUE
                                         --------  -------  --------  -------
 ASSETS:                                   (IN THOUSANDS)     (IN THOUSANDS)
 Cash Equivalents and Short-term
   Investments (see Note 4).............  $1,234   $1,234    $10,599  $10,599
 Boston Scientific Stock (see Note 5)...  73,979   73,979     83,874   83,874
 Innovasive Devices Stock (see Note 6)..   7,027    7,916      5,670    9,916
 Other Equity Securities................   7,680    7,680      4,371    4,371
 Loans to Officers and Employees........     208      208          9        9
 Equity Collar Instruments..............      --       96         --       --



   Revenue Recognition

   Revenue from product sales is recognized at time of shipment, net of allowances for estimated future returns.

   Earnings Per Share

   Cohesion computes earnings per share in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Historical per share data for each of the three years in the period ended June 30, 1998 has not been presented as no common shares were outstanding until June 25, 1998.

   Pro forma share and per share data has been presented below for each of the two years in the period ended June 30, 1998 assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred (See Note 14, "Subsequent Events") based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

                                                                 1998      1997
                                                                 ----      ----
Pro forma net income (loss) per share - Basic                  $(1.07)     $.57
Pro forma net income (loss) per share - Diluted                $(1.07)     $.56

Shares used in calculating per share information - Basic        8,913     8,804
Shares used in calculating per share information - Diluted      8,913     8,930

Concentration of Credit and Other Risk

   Cohesion sells its intermediate products (Vitrogen, Cell Prime, Zygen, Angiostat and other bulk collagen products) to various universities and institutions and its Collagraft(R) bone graft matrix implant and Collagraft(R) bone graft matrix strip ("Collagraft bone graft products") to Zimmer, Inc. ("Zimmer"), Cohesion's marketing partner for Collagraft bone graft products. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management's expectations.

   Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion's working capital.

   As of June 30, 1998, Cohesion held approximately 1.0 million shares of Boston Scientific common stock valued at over $74.0 million (based on a market price of $71.63 per share on such date).

   All of Cohesion's research and development activities, its corporate headquarters, and other critical business functions are located near major earthquake faults. In addition, all of Cohesion's products are manufactured and stored at Collagen's manufacturing and warehouse facility with Cohesion currently maintaining only limited amounts of finished product inventory at these facilities. Both facilities are located near major earthquake faults. While Cohesion has some limited protection in the form of disaster recovery programs and basic insurance coverage, Cohesion's operating results and financial condition would be materially adversely affected in the event of a major earthquake, fire or other similar calamity affecting these facilities.

Stock based compensation

   The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee much pay to acquire the stock. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information," which will be required to be adopted by Cohesion in fiscal 1999. Adoption of these statements is not expected to have a significant impact on Cohesion's consolidated financial position, results of operations or cash flows.

   In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

2. CONTRACTUAL AGREEMENTS WITH COLLAGEN

   Cohesion entered into supply, services, research and development, benefits, tax allocation, and distribution agreements with Collagen effective January 1, 1998. Under the Collagraft Supply Agreement, Collagen will supply Cohesion's requirements of Collagraft necessary for Cohesion to fulfill its obligations under its agreement with Zimmer at a price that is the greater of a percentage of the sales price or a defined multiplier of Collagen's cost. In accordance with the Collagen Supply Agreement, Collagen will supply Cohesion products, intermediates and finished materials at a price equal to a multiplier of Collagen's cost. Under the Services Agreement, which is effective through June 30, 1999, Cohesion shall provide Collagen with services in the following areas: facilities, telephone, library, investor relations, research and development services (to the extent not provided for by the research and development agreement), and clinical and regulatory. Collagen shall provide Cohesion with certain services in the following areas: financial and tax services, health and welfare benefits administration and administration of the 401(k) Savings Plan, administrative, legal, regulatory, quality assurance, medical affairs, and manufacturing services. Under the Services Agreement with Collagen, Cohesion will use Collagen's computer systems until June 30, 1999. Subsequent to June 30, 1999, Cohesion may extend its Services Agreement with Collagen or elect to purchase its own computer systems. In accordance with the Recombinant Technology and Development License Agreement, Cohesion and Collagen will collaborate to develop recombinant human collagen and provide for cost sharing for the project until certain milestones are met. The Benefits Agreement provides for the continuation or replacement of benefits for the employees transferred to Cohesion and employees remaining with Collagen. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the Distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date. Under the Vitrogen International Distribution Agreement, Collagen International, Inc., a subsidiary of Collagen, shall act as Cohesion's distributor in Germany for Vitrogen.


3. BALANCE SHEET INFORMATION

                                                JUNE 30,
                                             ---------------
                                              1998     1997
                                             ------   ------
                                              (IN THOUSANDS)
 Other current assets:
   Receivables from affiliates.............  $  108   $  331
   Other...................................     204      611
                                             ------   ------
                                             $  312   $  942
                                             ======   ======
 Property and equipment:
   Machinery and equipment.................  $5,438   $4,733
   Leasehold improvements..................   2,874    2,551
                                             ------   ------
                                              8,312    7,284
   Less accumulated depreciation and
    amortization...........................  (6,240)  (5,718)
                                             ------   ------
                                             $2,072   $1,566
                                             ======   ======
 Intangible assets:
   Patents and trademarks..................  $2,265   $2,464
   Less amortization.......................  (1,081)    (973)
                                             ------   ------
                                             $1,184   $1,491
                                             ======   ======
 Accrued liabilities:
   Accrued liabilities -- research and
     development, general and
     administrative and other..............  $2,089   $1,283
   Legal fees..............................      50       78
   Employee related liabilities............     251      155
                                             ------   ------
                                             $2,390   $1,516
                                             ======   ======


4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The following is a summary of available-for-sale debt securities at amortized cost which approximates fair value.


                                             JUNE 30,
                                         ---------------
                                          1998     1997
                                         ------   ------
Cash Equivalents:
  Money market funds..................    $  ---   $1,601
  Corporate obligations...............       218    8,906
                                         -------  -------

                                             JUNE 30,
                                         ---------------
                                          1998     1997
                                         ------   ------
                                         $  218   $10,507
                                         ======   =======
Short-term investments:
  Corporate obligations..............    $1,016   $    92
                                          ======   ======



   During the years ended June 30, 1998 and 1997, the Company sold available-for-sale debt securities with a fair value at the dates of sale of $1.6 million and none, respectively. Cohesion uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities do not exceed one year at June 30, 1998.


5. INVESTMENT IN BOSTON SCIENTIFIC CORPORATION (TARGET THERAPEUTICS, INC.)

   Cohesion's investment in Target Therapeutics, Inc. of Fremont, California ("Target") was accounted for under the equity method through November 1995. During December 1995, Cohesion's ownership interest in Target fell below 20%. Given that Cohesion did not have the ability to exercise significant influence, Cohesion began accounting for its investment in Target under the cost method beginning in December 1995. In fiscal 1996, Cohesion sold 1,792,000 shares of Target common stock for a pre-tax gain of approximately $85.8 million and in fiscal 1997, Cohesion sold 330,000 shares of Target common stock for a pre-tax gain of approximately $9.1 million.

   On January 20, 1997, Boston Scientific and Target jointly announced the signing of a definitive agreement to merge in a tax-free, stock-for-stock transaction. On April 8, 1997, the merger was completed and, as a result, Cohesion received 1,365,200 shares of Boston Scientific common stock in exchange for 1,275,888 shares of Target common stock. Pursuant to the merger agreement, Cohesion was restricted from selling its shares of Boston Scientific common stock until the expiration of applicable pooling-of-interests restrictions, which occurred during the first quarter of fiscal 1998. During the fiscal year ended June 30, 1998, Cohesion sold 332,340 shares of Boston Scientific common stock for a pre-tax gain of approximately $19.0 million.

   Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On June 30, 1998, the closing price of Boston Scientific common stock was $71.63 per share.

   Cohesion's shares of Boston Scientific common stock are classified as available-for-sale and have been recorded at the estimated fair value. The unrealized gains (estimated fair value less cost) on these available-for-sale securities have been reported as a separate component of stockholder's and parent company equity, net of tax. The following is a summary of the aggregate estimated fair value, gross unrealized gains and amortized cost of the Company's investment in Boston Scientific common stock:

                                   JUNE 30,
                               ---------------
                                1998     1997
                               ------   ------
                                (IN THOUSANDS)
Amortized Cost..............   $ 4,468  $ 5,905
Gross Unrealized Gains......    69,511   77,969
                               -------  -------
Estimated Fair Value........   $73,979  $83,874
                               =======  =======



   To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1998, 725,000 shares were hedged under these collars. The fair value of the purchased puts and the written calls were determined based on quoted market prices at year end. At June 30, 1998, the notional amount of the put and call options were $46.0 million and $70.7 million, respectively. The fair value of the equity collars at June 30, 1998 was $96,000. No shares were hedged at June 30, 1997. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion.

6. INVESTMENT IN INNOVASIVE DEVICES, INC.

   In October 1995, Cohesion purchased approximately 844,000 shares of common stock, representing approximately 9% of the outstanding capital stock of Innovasive Devices for $4.1 million and entered into a collaborative product development agreement (the "Development Agreement"). Innovasive Devices develops, manufactures and markets tissue and bone reattachment systems which are particularly relevant to the sports medicine and arthroscopy segments of the orthopedic surgery market. Pursuant to the Intercompany Agreements, Cohesion assumed Collagen's relationship and obligations with Innovasive Devices. Cohesion and Innovasive Devices are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. Pursuant to the terms of the Development Agreement, Cohesion is performing development activities in accordance with a project plan and Innovasive Devices is reimbursing Cohesion for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require Cohesion's expertise with collagen-based biomaterials and a small percentage of Cohesion's research and development expenditures. In the event that marketable products are developed as a result of this collaboration, Cohesion will have the right (but no obligation) to manufacture such products.

   Prior to October 1996, Cohesion's 844,000 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions which prevented the sale of any of Cohesion's shares of common stock of Innovasive Devices. At June 30, 1998, restrictions were no longer applicable on 650,000 shares of common stock which Cohesion held in Innovasive Devices. Cohesion carries the portion of its investment in Innovasive Devices which can be sold within one year, as an available-for-sale investment at market value, or $6.1 million at June 30, 1998, reflecting an unrealized gain of $3.0 million ($6.1 million estimated fair value less $3.1 million cost), which has been included in a separate component of stockholder's and parent company equity, net of tax. The remaining 194,000 restricted shares of common stock continued to be valued at cost of $934,000. The investment in Innovasive Devices is included in "other investments" in the accompanying balance sheets.

   During fiscal 1998 and 1997, Cohesion did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at June 30, 1998, was $9.38 per share. At June 30, 1998, Cohesion held approximately a 9% ownership position in Innovasive Devices. As of July 31, 1998, Innovasive's closing price was $7.88 per share, resulting in a decrease of $975,000 in the estimated fair value of the non-restricted portion of the Company's investment in Innovasive Devices.


7. ACQUISITIONS OF COHESION CORPORATION

   Collagen increased its ownership position in Cohesion Corporation of Palo Alto, California from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation is a privately-held company developing novel biomaterials with superior performance characteristics in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. In connection with Collagen's May 1996, December 1997 and April 1998 investments and purchases of Cohesion Corporation shares, substantially all of the $3.0 million and $10.6 million purchase prices, respectively, were allocated to in-process research and development, which was expensed at the time of the purchases. The $10.6 million fiscal 1998 purchase price includes $3.8 million of cash compensation amounts associated with the purchase of certain vested employee stock options, which amounts were expensed in accordance with Accounting Principles Board Opinion No. 25. After consideration of the amounts allocated to in-process technology, there was no excess of purchase price over the fair value of the net assets acquired and no goodwill was recorded.

   Cohesion determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Cohesion concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company's

Board of Directors approved a program to cancel these remaining options (see
Note 14, "Subsequent Events").

   The unaudited pro forma results of operations of Cohesion assuming the acquisitions of Cohesion Corporation shares occurred on July 1, 1995, on the basis described above with all material intercompany transactions eliminated, are as follows (in thousands):


                                YEARS ENDED JUNE 30,
                            ------    ------     -------
                             1998      1997        1996
                            ------    ------     -------
Revenues................    $2,043    $2,527     $ 3,612
Net income..............    $1,020    $4,081     $41,302


   The unaudited pro forma net income amounts above do not include the charges for in-process research and development aggregating $13.6 million arising from the acquisitions of shares of Cohesion Corporation. The unaudited pro forma information is not necessarily indicative of the actual results of operations had the transaction occurred at the beginning of the periods indicated, nor should it be used to project Cohesion's results of operations for any future dates or periods.


8. COMMITMENTS

   Minimum lease payments

   Future minimum lease payments to third parties under noncancelable operating leases at June 30, 1998 are as follows (in thousands):



1999................................  $  636
2000................................     273
2001................................     273
2002................................     273
2003................................     273
Thereafter..........................     387
                                      ------
    Total minimum lease payments....  $2,115
                                      ======


   Rental expense was $636,000, $722,000, and $948,000 in fiscal 1998, 1997, and
1996, respectively.


  Revolving Line of Credit Agreement

   In November 1994, Collagen entered into a $7.0 million revolving line of credit with a bank, secured by shares of Target common stock. The terms of this facility contained certain financial covenants. In December 1995, the $7 million revolving line of credit was increased to $15.0 million. During fiscal 1996, $5.0 million was borrowed under this agreement. In June 1997, Collagen repaid the outstanding balance and canceled the revolving line of credit agreement prior to its expiration date of November 15, 1997. Interest associated with this agreement was, at Collagen's option, based on either the prime rate plus 1/2% or the Eurodollar rate plus the lesser of 1 1/4% or the Alternate LIBOR applicable margin. Interest was payable monthly. Additionally, Collagen was required to pay, on a quarterly basis, a commitment fee of 3/8 of 1% per annum of the unused portion. The weighted average interest rate was 8.1% on the outstanding short-term borrowings at June 30, 1996. The fair value of the borrowings at June 30, 1996 of $5.0 million approximates fair value based on quoted market prices for similar loans. The revolving line of credit was allocated to Cohesion because the credit facility was secured by shares of Target common stock, which were also allocated to Cohesion.

   Bonus Agreement

   In February 1996, Collagen entered into a cash bonus agreement with Collagen's Chairman and Chief Executive Officer whereby cash bonuses in the amounts of $325,000, $305,000, $285,000, $265,000 and $245,000 would be paid to him on February 13 of each of the following five years beginning in 1997, providing that he continued to serve Collagen on the applicable payment date. On February 10, 1997, Mr. Palefsky resigned as Chief Executive Officer and subsequently resigned as Chairman of the Board of Directors on June 20, 1997, and as a result, the February 13, 1997 payment and future payments were not required to be paid under this bonus agreement. The bonus agreement was replaced by the officer separation agreement. Under the officer separation agreement, Mr. Palefsky will serve as a consultant during fiscal 1998 and 1999 and as a result Cohesion has assumed Collagen's obligations under the agreement. As a result, Cohesion made a payment to Mr. Palefsky during fiscal 1998 totaling $575,000 and will make a payment of $233,000 in fiscal 1999. These future payments are expensed as the services are provided.


9. LEGAL MATTERS

   In May 1997, Collagen settled its lawsuit with Matrix, which had been pending since December 1994. The lawsuit involved Collagen's claims of trade secret misappropriation against Matrix and two former Collagen employees hired by Matrix in 1992, as well as cross-complaints against Collagen by Matrix and the two employees for defamation and violation of state unfair competition law.

   Collagen granted Matrix a nonexclusive license to certain intellectual property (which was transferred to Cohesion effective January 1, 1998) for certain nonmonetary consideration. The lawsuit was settled and dismissed with prejudice. All claims by and against all parties have been released.

   Cohesion is involved in other legal actions arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on Cohesion's consolidated financial position or results of its operations.


10. STOCKHOLDER'S AND PARENT COMPANY EQUITY

   Preferred Stock

   Cohesion has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of preferred stock is convertible into one share of common stock at the option of the holder. Additionally, the preferred shares automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which Cohesion receives at least $10,000,000 in gross proceeds.

   Preferred stockholders are entitled to noncumulative dividends at an annual rate of $0.10 per share. Dividends will be paid only when declared by the Board of Directors out of legally available funds. No dividends have been declared as of June 30, 1998.

   Preferred stockholders are entitled to a liquidation preference of $1.00 per share plus all declared and unpaid dividends. If, upon liquidation, the assets of Cohesion are insufficient to permit the payment to the preferred stockholders of the full liquidation preference, the assets of Cohesion will be distributed ratably among the preferred stockholders. If the assets are more than sufficient to pay the full preferences, then, following the payment of the full preferences, the remaining assets of Cohesion shall be distributed ratably to any holders of common stock.

   Common Stock

   On June 25, 1998, each of the Company's ten outstanding shares of preferred stock converted into 886,104 shares of common stock and the Company's authorized common stock was increased from 10,000,000 to 15,000,000 shares.

   Stock Options

   Each employee (including officers), consultant, and nonemployee director of Collagen or any subsidiary of Collagen who, immediately prior to the Distribution date, held a vested Collagen stock option, in connection with the Distribution, will receive two new options in replacement of the original vested Collagen stock option, one to acquire shares of Collagen's common stock and the other to acquire shares of Cohesion's Common Stock. Each new option gives the holder the right to purchase a number of shares equal to the number of shares in the original option.

   Each employee (including officers), consultant, and nonemployee director of Collagen or any subsidiary of Collagen who, immediately prior to the Distribution date, held an unvested Collagen stock option, in connection with the Distribution, will receive a new option in replacement of the unvested Collagen stock option to acquire the same number of shares of common stock of the entity (Collagen or Cohesion) for which such optionee was employed or retained as a consultant or nonemployee director following the Distribution.

   The replacement options described in the two preceding paragraphs are expected to result in the issuance of options for the purchase of an aggregate of approximately 1.1 million shares of Cohesion Common Stock. The exercise price of each new option will be determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by Collagen's Board and the Cohesion Board (or any committee thereof) after consultation with legal and accounting advisors. The exercise price, as adjusted in light of the above considerations, will not result in any compensation expense to Collagen or Cohesion.
(See Note 14, "Subsequent Events").

   Stock Purchase Plan

   The Board of Directors of Collagen designated Cohesion and each of Cohesion's subsidiaries as a designated subsidiary under the Collagen Employee Stock Purchase Plan (the "Collagen ESPP") as of January 1, 1998. The Collagen ESPP and the offering period that commenced on January 1, 1998 under the Collagen ESPP terminated one week prior to the record date for the Distribution and all employee contributions through such date were used to purchase shares of Collagen common stock. As of that date, Collagen and Cohesion had adopted new employee stock purchase plans having such terms as approved by the respective Board of Directors, and the initial offering periods under each such plan commenced on or shortly after the Distribution date.

   In April 1998, Cohesion's Board of Directors adopted, and Collagen, as the sole stockholder of Cohesion, approved Cohesion's 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Directors' Stock Option Plan and reserved 2,607,000 shares, 250,000 shares and 268,000 shares of Common Stock, respectively, for issuance thereunder.


   Subsidiary Stock Information

   Stock Options

   In April 1996, the Board of Directors of Cohesion Corporation approved the adoption of the 1996 Cohesion Corporation Stock Option Plan which authorized the issuance of 475,000 shares of Cohesion Corporation common stock under the plan. In May 1997, the Board of Directors of Cohesion Corporation authorized the issuance of an additional 300,000 shares of Cohesion Corporation stock under the plan. The Board of Directors of Cohesion Corporation may grant incentive stock options or non-statutory stock options to officers, directors, key employees and consultants to purchase Cohesion Corporation's common stock. The options are granted at no less than the fair market value at the dates of grant and generally expire after ten years. Incentive stock options have a one-year cliff period, at which time 25% of the options become vested with monthly vesting thereafter, not to exceed a four-year vesting period from the vesting commencement date. Non-statutory stock options become exercisable on a monthly basis over a three-year period from the date of grant. The shares issued under the plan are not convertible into shares of Cohesion, and Cohesion does not have repurchase rights with respect to such shares (see Note 14, "Subsequent Events").

   At June 30, 1998, the total number of shares of common stock reserved for issuance under Cohesion Corporation's 1996 Stock Option Plan was 775,000.

   Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

                                                                               WEIGHTED
                                                                               AVERAGE
                                                                               EXERCISE
                                                                                 PRICE      NUMBER
                                           NUMBER    OPTION EXERCISE PRICE        PER      OF SHARES
                                         OF SHARES      RANGE PER SHARE          SHARE    EXERCISABLE
                                         ---------   ---------------------     ---------  -----------
Outstanding at May 1, and June 30, 1996   307,000         $0.20 - $0.20          $0.20       39,146
Granted................................   133,000          0.70 -  0.70           0.70
                                          -------                                -----
Outstanding at June 30, 1997...........   440,000          0.20 -  0.70           0.35      132,174
Granted................................   154,000          0.70 -  0.70           0.70
Exercised..............................  (181,233)         0.20 -  0.70           0.23
Forfeitures or expired.................   (58,563)         0.20 -  0.70           0.57
                                          -------                                -----
Outstanding at June 30, 1998...........   354,204         $0.20 - $0.70          $0.54      354,204
                                          =======                                =====
Available for grant at June 30, 1998...   239,563
                                          =======


   Stock Compensation

   Cohesion and Cohesion Corporation have elected to follow Accounting Principles Board Statement No. 25 ("APB No. 25") and related interpretations in accounting for their employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employees stock options. Under APB No. 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is generally recognized.

   Pro forma information regarding net income (loss) is required by SFAS 123 and determined as if Cohesion and its subsidiaries had accounted for the Cohesion Corporation employee stock options granted subsequent to Cohesion's acquisition of a majority ownership in Cohesion Corporation in May 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 6.12%, 6.05% and 5.38%, respectively; volatility factor of the expected market price of Cohesion Corporation's common stock of .43, .49 and .43, respectively; no dividend payments; and a weighted-average expected life of the options of 5 years, 5.5 years and 8.56 years, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. Cohesion's pro forma information follows (in thousands):

                                                  YEARS ENDED JUNE 30,
                                       ------------------------------------------
                                         1998             1997            1996
                                       --------        ---------        ---------
Pro forma net income (loss) ........ $  (9,528)        $   4,973        $   38,674
Pro forma net income (loss) per
  share - Basic(1) .................     (1.08)        $     .56
Pro forma net income (loss) per
  share - Diluted(1) ...............     (1.08)        $     .56



(1) Pro forma share and per share data has been presented for each of the two years in the period ended June 30, 1998, assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred (See Note 14, "Subsequent Events") based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.


   Because SFAS 123 is applicable only to options granted subsequent to May 1996, its pro forma effect will not be fully reflected until 1999. In addition, such information does not include the effects of the options of Cohesion to be issued in replacement of existing Collagen stock options in connection with the Distribution of Cohesion.

   The following table summarizes information about Cohesion Corporation stock options outstanding at June 30, 1998:

                     OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
-------------------------------------------------------------  -------------------------------
                                                   WEIGHTED
                                                    AVERAGE        NUMBER
                                   WEIGHTED        REMAINING   EXERCISABLE AS      WEIGHTED
   RANGE OF          NUMBER         AVERAGE       CONTRACTUAL    OF JUNE 30,       AVERAGE
EXERCISE PRICES   OUTSTANDING   EXERCISE PRICE       LIFE            1998       EXERCISE PRICE
---------------   -----------   --------------    -----------  --------------   --------------
$        0.20       112,456          $0.20            7.75        112,456            $0.20
         0.70       241,748           0.70            8.96        241,748             0.70
                    -------          -----            ----        -------            -----
$0.20 - $0.70       354,204          $0.54            8.58        354,204            $0.54
                    =======          =====            ====        =======            =====


   The weighted-average fair value of options granted during the years ended June 30, 1998, 1997 and 1996 were $.70, $.33 and $.20 per share, respectively.

   In April 1998, Cohesion's Board adopted, and Collagen, as the sole stockholder of Cohesion approved, Cohesion's 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Directors' Stock Option Plan and reserved 2,607,000 shares, 250,000 shares and 268,000 shares of Common Stock, respectively, for issuance thereunder.


11. INTERNATIONAL SALES, MAJOR CUSTOMER, AND PRODUCTS

   Export sales, which were in European countries only, were $129,000, $124,000, and $83,000 in fiscal 1998, 1997 and 1996, respectively.

   During fiscal years 1998, 1997, and 1996, Cohesion realized product sales from its marketing partner, Zimmer, of $1.5 million, $1.9 million, and $3.1 million, respectively, which represented 75%, 77%, and 86% of product sales. Zimmer has exclusive marketing rights for Collagraft bone graft products in the United States and Asia.


12. INCOME TAXES

   Cohesion uses the liability method of accounting for income taxes required by SFAS No. 109. The provision was prepared on the basis that Cohesion filed separate tax returns in each year.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion's deferred tax assets and liabilities as of June 30, 1998 and 1997 are presented below (in thousands):

                                                      JUNE 30,
                                                  ---------------
                                                    1998    1997
                                                  ------- -------
Deferred tax liabilities:
  Unrealized gain on Boston Scientific stock....  $30,061 $32,507
  Investments...................................    1,888   2,507
  Intangible assets.............................        1      38
                                                  ------- -------
          Total deferred tax liabilities........   31,950  35,052
                                                  ------- -------
Deferred tax assets:
  Equity in losses of affiliates................    3,107   3,190

                                                      JUNE 30,
                                                  ---------------
                                                    1998    1997
                                                  ------- -------
  State income taxes............................       19   1,306
  Non-deductible accruals.......................      913   1,127
  Other.........................................      332     175
  Valuation allowance...........................   (3,381) (3,157)
                                                  ------- -------
          Total deferred tax assets.............      990   2,641
                                                  ------- -------
          Net deferred tax liabilities..........  $30,960 $32,411
                                                  ======= =======


   The valuation allowance increased by $224,000 in fiscal 1998 and decreased by $144,000 in fiscal 1997. Significant components of the provision for income taxes are as follows (in thousands):

                                 YEARS ENDED JUNE 30,
                             ---------------------------
                               1998      1997     1996
                             -------   -------  --------
Current:
  Federal..................  $(2,875)   $1,981   $31,085
  State....................     (617)      875     8,141
                             -------    ------   -------
          Total current....   (3,492)    2,856    39,226
                             -------    ------   -------
Deferred:
  Federal..................    1,049       203    (6,732)
  State....................      (54)      103      (776)
                             -------    ------   -------
          Total deferred...      995       306    (7,508)
                             -------    ------   -------
                             $(2,497)   $3,162   $31,718
                             =======    ======   =======



   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                       YEARS ENDED JUNE 30,
                                             ------------------------------------------
                                               1998             1997             1996
                                             --------         --------         --------
Income (loss) before income taxes .....      $(12,064)        $  7,476         $ 70,365
                                             ========         ========         ========
Expected tax at 35% or 34% .......... ..     $ (4,222)        $  2,617         $ 24,628
State income tax, net of federal
    benefit ...........................          (618)             725            4,002
In-process research and development ...         2,375               --            1,050
Equity in losses of affiliates ........            25             (278)           1,863
Other .................................           (57)              98              175
                                             --------         --------         --------
                                             $ (2,497)        $  3,162         $ 31,718
                                             ========         ========         ========


13. STATEMENTS OF CASH FLOWS

   Supplemental disclosure of cash flow information (in thousands):

                                                 YEARS ENDED JUNE 30,
                                         ------------------------------------
                                           1998          1997           1996
                                         --------      --------       -------
Cash paid during the year for:
  Interest ........................       $ --         $   377        $ 2,532
  Income taxes (net of refunds)....        (65)          2,370         36,763




14. SUBSEQUENT EVENTS (UNAUDITED)

   On August 18, 1998, Cohesion Technologies, Inc., which was a wholly owned subsidiary of Collagen, was spun-off in a one-for-one distribution of Common Stock to Collagen's stockholders. The transaction resulted in the distribution of 100% of the outstanding shares of Cohesion. The distribution of shares was declared tax-free for U.S. federal income tax purposes in an IRS ruling. Cohesion has been traded on the NASDAQ National Market under the ticker symbol CSON subsequent to the Distribution.

    In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation. Assuming the option holders agree to this cancellation program, the Company expects to record compensation expense of approximately $1.7 million in the quarter ended September 30 1998, in connection with vested options and up to an additional $3.9 million of compensation expense to be recognized over the next three fiscal years.

   In September 1998, the Company's Board approved the repurchase of up to 1.0 million shares of the Company's Common Stock at a price of up to $4.25 per share. As of September 21, 1998, the Company had repurchased 50,000 shares of Common Stock under this program.

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                      June 30    March 31   December 31   September 30
----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 1998
Product sales                                      $     571   $    238     $    526         $   708
Cost of sales                                            347        124          279             412
General and administrative expenses                    1,149      1,229        1,249           1,341
Research and development expenses                      5,500      3,908        3,623           3,837
In-process R&D (1)                                        57         --       10,530            ----
Operating loss                                        (6,481)    (5,021)     (15,155)         (4,826)
Net gain on investments, principally
   Boston Scientific Corporation                       5,358      4,964        2,843           5,931
Net income (loss)                                     (1,053)       (33)     (12,578)          1,600
Pro forma net income (loss) per share - Basic(2)   $    (.12)  $   (.01)    $  (1.41)        $   .18
Pro forma net income (loss) per share - Diluted(2) $    (.12)  $   (.01)    $  (1.41)        $   .18



Quarters ended                                      June 30    March 31   December 31   September 30
----------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 1997
Product sales                                      $     452    $   718     $    494         $   863
Cost of sales                                            202        826          405             672
General and administrative expenses                    1,908      3,373          761             650
Research and development expenses                      2,993        563        1,909           2,002
Operating loss                                        (4,651)    (4,044)      (2,581)         (2,461)
Net gain on investments, principally
   Boston Scientific Corporation                      15,235         --        3,038           6,184
Net income (loss)                                      7,706      2,444         (311)          1,182
Pro forma net income (loss) per share - Basic(2)   $     .88    $   .28     $   (.04)        $   .13
Pro forma net income (loss) per share - Diluted(2) $     .88    $   .28     $   (.04)        $   .13



(1) Represents charge of $10.6 million for in-process research and development costs in connection with the acquisition of Cohesion Corporation.

(2) Historical share and per share data has not been presented as no Company common shares were outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

The Common Stock of the Company is traded over-the-counter on The Nasdaq Stock Market under the symbol CSON. The Company does not expect to pay dividends in the near future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL

DISCLOSURE

        Not Applicable.



                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT

                                        MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

   Set forth below is certain information as of September 15, 1998 with respect to the Company's directors and executive officers.

NAME                            AGE                      POSITION
----                            ---                      --------
David Foster................     41  Chief Executive Officer, Director
Frank DeLustro, Ph.D........     50  President and Chief Operating Officer,  Director
Ross Erickson...............     53  Vice  President,   Regulatory  Affairs,  Clinical
                                     Research and Quality Assurance
Charles Williams............     55  Vice President, Operations
Alan Schempp................     46  Vice President, Sales and Marketing
Deborah Webster.............     39  Vice President and Chief Administrative Officer
Sharon Kokubun..............     42  Vice President, Financial Operations
John Daniels, M.D.(1)(2)....     59  Chairman of the Board
Reid W. Dennis(2)...........     71  Director
Craig W. Johnson(1).........     50  Director
Craig T. Davenport(2).......     45  Director
Mark A. Philip, Ph.D(1).....     43  Director

------------

(1) Member of the Audit Committee.

(2) Member of the Human Resources Committee.


    David Foster, Chief Executive Officer and Director. Mr. Foster has served as Chief Executive Officer of the Company since January 1998. From February 1997 to December 1997 he served as Senior Vice President and General Manager of the Collagen Technologies Group. From May 1992 until February 1997, Mr. Foster served as Chief Financial Officer of Collagen. Mr. Foster serves on the Board of Directors of Pharming, B.V., and Innovasive Devices, Inc. Mr. Foster has a B.S. in Mechanical Engineering and an M.B.A. from the University of California at Berkeley.

    Frank DeLustro, Ph.D., President, Chief Operating Officer and Director. Dr. DeLustro has served as President and Chief Operating Officer of the Company since January 1998. He served as President and Chief Executive Officer of Cohesion Corporation from its inception in 1996 until December 1997. Prior to joining Cohesion Corporation, Dr. DeLustro served at Collagen for 13 years in positions of increasing responsibility, most recently as Senior Vice President, Scientific Affairs. Dr. DeLustro has a B.S. in Biology from Fordham University and a Ph.D. in Immunology/Microbiology from Upstate Medical School, SUNY (Syracuse). He is the author of over 40 scientific publications and the holder of 18 U.S. patents.

    Ross Erickson, Vice President, Regulatory Affairs, Clinical Research and Quality Assurance. Mr. Erickson has served as Vice President, Regulatory Affairs, Clinical Research and Quality Assurance of the Company since January 1998. He was Vice President of Regulatory Affairs and Clinical Affairs at Cohesion Corporation from May 1996 to December 1997. From January 1987 to April 1996, he held various positions with Collagen and was Vice President of Regulatory Affairs and Quality Assurance from 1991. Mr. Erickson has a B.A. and an M.A. from Western Michigan University.

    Charles Williams, Vice President, Operations. Mr. Williams has served as Vice President, Operations of the Company since January 1998. He served as Vice President, Operations of Cohesion Corporation from March 1997 to December 1997. Prior to joining Cohesion Corporation, Mr. Williams served as Vice President of Operations at Collagenesis, Inc., a medical device company, from December 1996 to March 1997, and as Vice President of Operations at Fusion Medical Technologies, Inc., a medical device company, from March 1995 to November 1996. From March 1992 to March 1995, Mr. Williams served as Vice President, Manufacturing Operations at The Liposome Company, a pharmaceutical company. Mr. Williams has a B.S. in Chemical Engineering from the University of Tennessee and an M.S. in Biochemical Engineering from Rutgers University.

    Alan Schempp, Vice President, Sales and Marketing. Mr. Schempp has served as Vice President, Sales and Marketing of the Company since January 1998. From November 1997 to December 1997, he served as Vice President, Marketing and Business Development of Cohesion Corporation. Prior to that time, he was a founder and president of Quicksilver Medical, a medical device consulting company, from June 1996 to September 1997, and a director of Endoscopic Imaging Systems, a medical device company he co-founded, from June 1995 to June 1996. Mr. Schempp was a co-founder of and served as Vice President, Sales and Marketing for Intramed Laboratories, a medical device company, from 1987 to 1995. Mr. Schempp has a B.F.A. from the University of Kansas and an M.B.A. from the University of Phoenix.

    Deborah Webster, Vice President and Chief Administrative Officer. Ms. Webster has served as Vice President and Chief Administrative Officer of the Company since January 1998. Ms. Webster joined Collagen in 1982 and served in various human resource and management positions until 1991, when she was appointed to Vice President, Human Resources and Administrative Services. Ms. Webster has a B.A. from the University of California at Berkeley and completed the Stanford University Executive Program at the Graduate Business School.

    Sharon Kokubun, Vice President, Financial Operations. Ms. Kokubun has served as Vice President, Financial Operations of the Company since January 1998. Ms. Kokubun joined Collagen in April 1988 as Assistant Controller and was promoted in February 1994 to Treasurer. Ms. Kokubun is a certified public accountant and has an M.B.A. in finance from the University of Hawaii.

    John Daniels, M.D., Chairman of the Board. Dr. Daniels has been Chairman of the Company's Board of Directors since January 1998. Dr. Daniels is an Associate Professor of Medicine/Oncology at the University of Southern California. Dr. Daniels is also Chairman of the Board and Chief Financial Officer of Balance Pharmaceuticals, Inc., a pharmaceutical company, and President, Chief Executive Officer and a director of Regional Therapeutics, Inc. As of August 12, 1998, Dr. Daniels resigned from the Board of Directors of Collagen on which he had served since 1977. Dr. Daniels has a B.S. in biology and an M.D. from Stanford University.

    Reid W. Dennis, Director. Mr. Dennis has been a director of the Company since January 1998. Mr. Dennis served as President of Collagen from February 1976 to March 1978, as Chairman of the Board from March 1978 to February 1995, and has served as Chairman Emeritus of Collagen since February 1995. Mr. Dennis is a General Partner of various partnerships associated with Institutional Venture Partners. As of August 12, 1998, Mr. Dennis resigned from the Board of Directors of Collagen on which he had served since 1975. Mr. Dennis has a B.A. in Electrical Engineering and an M.B.A. from Stanford University.

    Craig W. Johnson, Director. Mr. Johnson has been a director of the Company since January 1998. Mr. Johnson has been Chairman and a Director of Venture Law Group, A Professional Corporation, principal outside counsel to the Company, and a partner of its predecessor partnership since February 1993. From 1980 to February 1993, Mr. Johnson was a member of the law firm of Wilson, Sonsini, Goodrich & Rosati, Professional

Corporation. As of August 12, 1998, Mr. Johnson resigned from the Board of Directors of Collagen on which he had served since 1991. He also serves on the Board of Directors of Retix, Inc. Mr. Johnson has a B.A. from Yale University and a J.D. from Stanford University.

    Craig T. Davenport, Director. Mr. Davenport became a director of the Company in September 1998. Mr. Davenport is currently Chief Executive Officer of the D.W. Group, a private investment and advisory services company he founded in 1994. Mr. Davenport was at Tokos Medical Corporation, a health care service company from 1985 to 1993, as President and Chief Operating Officer. Mr. Davenport worked for American Hospital Supply Corporation, a health care company, from 1974 to 1984, serving in the capacity of President for both the American Physicians and American Hospitex divisions as well as various sales positions in the American Hospital Supply division. He serves on the Board of Directors of Sapient Health Network, Clinmark DotCom, and Sidelines National Support Network. Mr. Davenport graduated from Ohio University in 1974 with a B.C.S. degree with a major in marketing and management.

    Mark A. Philip, PhD., Director. Dr. Philip became a director of the Company in September 1998. Dr. Philip is currently President and Chief Executive Officer of Pangaea Pharmaceuticals, Inc., a biotechnology company. From 1992 to 1997, Dr. Philip was President and Chief Executive Officer of Immuno International AG, a biological pharmaceutical company, and from 1983 to 1992, he held regulatory, marketing and general management positions at Baxter International, Inc. Dr. Philip has a B.S. in Biochemistry and Animal Physiology and a Ph.D. in Hematology and Immunology from Trent Polytechnic/Nottingham City University, and an M.B.A. from Lake Forest Graduate School of Management.

    The Company currently has authorized a Board of Directors of seven. Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until the next annual meeting or until his or her successor is duly elected and qualified. The executive officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors and/or executive officers of the Company.


DIRECTOR COMPENSATION

    The Company currently pays each director who is not an employee (currently five persons) a monthly retainer of $1,000 ($4,000 in the case of the Chairman of the Board), a fee of $1,000 for each meeting of the Board attended by such director, a fee of $250 for each telephonic meeting of the Board in which such director participates. There is no fee for committee meetings attended by such director on a date not coinciding with a meeting of the Board. Each nonemployee director participates in the Company's 1998 Directors' Stock Option Plan, pursuant to which nonemployee directors are automatically granted options to purchase shares of Common Stock on the terms and conditions set forth in such plan.


BOARD COMMITTEES

    In March 1998, the Board established the Audit Committee and the Compensation Committee. In August 1998, the Board changed the name of the Compensation Committee to the Human Resources Committee. The Audit Committee recommends engagement of the Company's independent auditors, reviews the scope of the audit, considers comments made by the independent auditors with respect to the Company's internal control structure, including systems, procedures and internal accounting controls and the consideration given thereto by management, and reviews the Company's internal control structure, including systems, procedures and internal accounting controls, with the Company's financial and accounting staff. The Audit Committee currently consists of directors Dr. Daniels, Mr. Johnson, and Dr. Philip. The Human Resources Committee provides guidance and commentary for all corporate compensation, benefits, perquisite and employee (and director) equity programs. It reviews and makes recommendations to the Board regarding such matters as the Company's compensation of its officers, all employee equity plans and individual equity grants and bonus plans and bonus payments. The Human Resources Committee currently consists of Mr. Dennis, Dr. Daniels and Mr. Davenport.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the Human Resources Committee of the Company's Board of Directors are currently Mr. Dennis, Dr. Daniels and Mr. Davenport, none of which has in over ten years been an officer or employee of the Company.


SCIENTIFIC ADVISORY BOARD

   The Company is assisted in its research and development activities by its Scientific Advisory Board (the "SAB"), composed of leading scientists who review the Company's research and development activities, discuss technological advances relevant to the Company and its business, and otherwise assist the Company, as appropriate. The members of the SAB are listed below.

    Francis Castellino, Ph.D. Dr. Castellino is the Kleiderer-Pezold Professor of Biochemistry and Dean of the College of Arts and Sciences at the University of Notre Dame in South Bend, Indiana. He has conducted research in the areas of fibrinolysis and blood coagulation since his arrival at Notre Dame in 1970. His ongoing efforts to discover and define the structure-function relationships of coagulation and fibrinolytic enzymes have led him to develop extensive publications on the expression and identification of proteins and protein domains. He received a B.S. from the University of Scranton, and an M.S. and a Ph.D. in Biochemistry from the University of Iowa.

    Caroline Damsky, Ph.D. Dr. Damsky is a Professor at the University of California at San Francisco, Schools of Dentistry and Medicine. Dr. Damsky conducts research in many areas, including the areas of cellular adhesion and invasion, adhesion-related signaling mechanisms and adhesive interactions in the development of cancer. Dr. Damsky received a B.A. from Stanford University, an M.A. and a Ph.D. from the University of Pennsylvania, performed post-doctoral work at the University of Pennsylvania and the Wisar Institute, and has authored over 75 published works.

    Jack Lemons, Ph.D. Dr. Lemons is a Professor in the Department of Biomaterials at the University of Alabama School of Dentistry and a Professor in the Department of Surgery at the University of Alabama School of Medicine. He is also a Director of Orthopedic Laboratory Research, a Professor of Biomedical and Materials Engineering and a Professor of the Joint Materials Science Program at the University of Alabama. He is also an Adjunct Professor of Prosthodontics at the University of Pittsburg School of Dental Medicine. He received a B.S., an M.S. and a Ph.D. from the University of Florida.

    Alan S. Michaels, Sc.D. Dr. Michaels is a graduate of the Massachusetts Institute of Technology and served as Professor of Engineering at that institution from 1948 to 1966. He currently has his own industrial consulting practice, Alan Sherman Michaels, Sc.D., Inc. In 1962, he founded and was President of Amicon Corporation, an enterprise which pioneered the development of membrane ultrafiltration. Dr. Michaels also founded and was President of Pharmetrics Inc., in 1970, which was later acquired by Alza Corporation in 1972. He has been a Professor of Chemical Engineering and Medicine at Stanford University as well as a Distinguished University Professor at North Carolina State University and is a member of the National Academy of Engineering.

    Francesco Ramirez, Ph.D. Dr. Ramirez is Deputy Director at the Brookdale Center for Developmental and Molecular Biology, Co-Director of the Interdisciplinary Graduate School Program in Cellular, Molecular and Biological Sciences and the Dr. Amy and James Elster Professor of Molecular Biology and Professor of Pediatrics at the Mount Sinai School of Medicine in New York. Dr. Ramirez is the author of numerous scientific publications and awards. He received an M.A. from Liceo Classico Garibaldi and a D.Sc. from the Universita degli Studi di Palermo, and has authored over 120 published works.

    Dean Toriumi, M.D, Dr. Toriumi is an Associate Professor in the Department of Otolaryngology-Head and Neck Surgery at the University of Illinois at Chicago and is board-certified in otolaryngology and facial plastic and reconstructive surgery. He is a member of several professional societies, including the American Academy of Otolaryngology-Head and Neck Surgery, the American Academy of Facial Plastic and Reconstructive

Surgery, and the American College of Surgeons. Dr. Toriumi is presently the Secretary of the American Academy of Facial Plastic and Reconstructive Surgery. Dr. Toriumi also serves on the editorial boards of several journals, including Facial Plastic Surgery, Otolaryngology-Head & Neck Surgery, Long-Term Effects of Medical Implants and Operative Techniques in Otolaryngology-Head & Neck Surgery.


CLINICAL ADVISORY BOARD

    The Clinical Advisory Board assists the Company in identifying potential new uses for its product candidates and helps to refine product formulations to better address problems encountered during product development.

    Arthur Hill, M.D. Dr. Hill is a board certified thoracic and general surgeon with expertise in thoracic and cardiac surgery. He is a fellow of both the American College of Surgeons and the American College of Cardiology. Dr. Hill trained in thoracic surgery at the Stanford University Medical Center and trained in General Surgery at the University of California at Los Angeles. Dr. Hill is the author of numerous scientific articles in the areas of thoracic and cardiac surgery. Dr. Hill received an M.D. from Tufts University and was a Post Doctoral Fellow of the Cardiovascular Research Institute at the University of California at San Francisco.

    Gail Lebovic, M.A., M.D. Dr. Lebovic is a board-certified general surgeon with expertise in breast, laparoscopic and endocrine surgery. She is a Fellow of the American College of Surgeons and is founder and chairperson of the Bay Area Breast Center. She practices in Palo Alto, California, and is an attending surgeon at the Stanford University Medical Center and the Plastic Surgery Center. Dr. Lebovic received an M.D. from the George Washington University School of Medicine.

    Camran Nezhat, M.D. Dr. Nezhat holds clinical faculty appointments in surgery, gynecology and obstetrics at the Stanford University School of Medicine and is director of the Stanford Endoscopy Center for Training and Technology. Dr. Nezhat was a pioneer in the use of video cameras in laparoscopic surgery and has authored two books and more than 100 articles on this and other areas of surgery. He is a member of several professional societies, including the American College of Obstetrics and Gynecologists and American College of Surgeons, and has received many awards, including the Society of Laparoscopic Surgeons Excel Award in 1995. Dr. Nezhat received his M.D. from Tehran University, Iran.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   No director, officer, or beneficial owner of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the "Exchange Act"), was required to file reports required by Section 16(a) of the Exchange Act during the fiscal year ending June 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

   The following table provides certain summary information concerning the compensation received for services rendered during the fiscal year ended June 30, 1998 to Collagen Aesthetics, Inc., formerly Collagen Corporation, and to Cohesion Corporation, as applicable, by the Company's Chief Executive Officer, David Foster, and each of Frank DeLustro, Ph.D., Ross Erickson, Deborah Webster and Charles Williams, the other four most highly compensated executive officers of the Company (the "Named Executive Officers"). Each of such person's aggregate compensation during the last fiscal year exceeded $100,000. The services rendered by the Named Executive Officers to Collagen and Cohesion Corporation, as applicable, were in capacities not equivalent to those to be provided to the Company. Therefore, the information set forth below may not reflect the compensation to be paid to such individuals and should not be relied on as being indicative of the Company's compensation structure and policies.

                                SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM COMPENSATION AWARDS
                                                          ANNUAL COMPENSATION            --------------------------------
                                                ----------------------------------------  SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                     SALARY($)    BONUS($) COMPENSATION($)(1) OPTIONS(#)(2) COMPENSATION($)(3)
                                                ---------    -------- ------------------ ------------- ------------------
David J. Foster.............................    $183,639     $64,095           --         15,000(4)         $  626
Chief Executive Officer and Director                                                      15,000(4)
Senior Vice President (Collagen)

Frank DeLustro, Ph.D........................     187,960          --           --         20,000(5)          1,933
President and Chief Operating Officer
and Director
President and Chief Executive
Officer (Cohesion Corporation)


Ross Erickson...............................     176,350          --           --         15,000(5)          1,696
Vice President, Regulatory
Affairs, Clinical Research
and Quality Assurance


Deborah Webster.............................     152,931      55,146           --          6,500(4)          4,620
Vice President and Chief Administrative                                                    6,500(4)
Officer;
Vice President, Human Resources and
Administration (Collagen)


Charles Williams............................     159,996          --           --          5,000(5)          2,430
Vice President, Operations

------------

(1) The value of perquisites or personal benefits is not included in the amounts disclosed if, in the aggregate for any named individual, it did not exceed the lesser of $50,000 or ten percent of total salary and bonus reported for such individual in the Summary Compensation Table.

(2) This table does not reflect options granted subsequent to the close of fiscal 1998, which may represent grants partially in recognition of fiscal 1998 performance. The option shares and prices reflect the effect of the restructuring in connection with the Distribution.

(3) Stated amounts represent (a) a Scientific Affairs award to Dr. DeLustro and
    (b) a 15-year service award to Ms. Webster. Remaining amounts represent insurance premiums paid by the Company for term life insurance under the Company's group life insurance employee benefit.

(4) Represents options to purchase Collagen common stock at $12.65 per share and options to purchase the Company's Common Stock at $5.17 per share.

(5) Represents options to purchase Cohesion Corporation common stock at $.70 per share.


OPTION GRANTS

   The following table provides certain summary information regarding stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1998. As a result of the Distribution, each option to purchase Collagen common stock granted to the Named Executive Officers listed below was replaced with either a new option to purchase shares of Collagen common stock, a new option to purchase shares of the Company Common Stock or new options to purchase shares of both Collagen common stock and the Company Common Stock, as provided in one of the Intercompany Agreements ("the Benefits Agreement"). As a result, their value may depend, in part, on the future value of Collagen common stock as well as the future value of the Company Common Stock. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The services rendered by the Named Executive Officers to Collagen and the Cohesion Corporation, as applicable, were in capacities not equivalent to those to be provided to the Company. Therefore, the information set forth below should not be relied on as being indicative of the Company's compensation structure and policies.



                             OPTION GRANTS IN LAST FISCAL YEAR



                                                                                     POTENTIAL
                                         INDIVIDUAL GRANTS(1)                   REALIZABLE VALUE AT
                          ----------------------------------------------------     ASSUMED ANNUAL
                            NUMBER OF    PERCENT OF                             RATES OF STOCK PRICE
                           SECURITIES   TOTAL OPTIONS                             APPRECIATION FOR
                           UNDERLYING    GRANTED TO     EXERCISE OR               OPTION TERM($)(2)
                             OPTIONS    EMPLOYEES IN     BASE PRICE EXPIRATION  --------------------
NAME                      GRANTED(#)   FISCAL YEAR(%)    ($/SHARE)     DATE         5%        10%
----                      ----------   --------------   ----------- ----------  ---------  ---------
David J. Foster (Collagen)  15,000     5.74(3)            $ 12.65     8/07/07   $119,333  $302,413
                            15,000    14.87(3)               5.17     8/07/07     48,771   123,595

Frank DeLustro, Ph.D.....   20,000    12.99(4)                .70     9/19/07        N/A       N/A

Ross Erickson............   15,000     9.74(4)                .70     9/19/07        N/A       N/A

Deborah Webster (Collagen)   6,500     2.49(3)              12.65     8/07/07     51,711   131,045
                             6,500     6.44(3)               5.17     8/07/07     21,134    53,558

Charles Williams.........    5,000     3.25(4)                .70     9/19/07        N/A       N/A

------------

(1) Consists of stock options granted pursuant to Collagen and Cohesion Corporation stock option plans. The maximum term of each option granted is ten years from the date of grant. The exercise price is equal to the fair market value of the stock on the grant date.

(2) Potential realizable value amounts represent certain assumed rates of appreciation in stock price for a given exercise price only and assume the conversion or exchange of all options to purchase Collagen common stock or the Company's Common Stock. Actual gains, if any, on stock option exercises and holdings of applicable shares of Collagen common stock or the Company's Common Stock are dependent on the future performance of the applicable stock. There is no assurance that the amounts reflected will be realized. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's or Collagen's estimate or projection of future stock prices. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the applicable shares of Collagen common stock or the Company's Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officers. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation.

(3) Out of a total of 261,115 and 100,860 options granted (excluding outside directors) during the last fiscal year to purchase Collagen common stock and the Company's Common Stock, respectively.

(4) Out of a total of 154,000 options granted during the last fiscal year to purchase Cohesion Corporation Common Stock.


OPTION EXERCISES AND HOLDINGS

    The following table provides certain summary information for each Named Executive Officer with respect to Collagen and Cohesion Corporation option exercises for the common stock of Collagen and Cohesion Corporation, as applicable, for the year ended June 30, 1998. As a result of the Distribution, each option granted to the Named Executive Officers in Collagen listed below was replaced with either a new option to purchase shares of Collagen common stock, a new option to purchase shares of the Company Common Stock or new options to purchase shares of both Collagen common stock and the Company Common Stock, as provided in the Benefits Agreement and, as a result, their value may depend, in part, on the future value of Collagen common stock as well as the future value of the Company Common Stock. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation.

    The services rendered by the Named Executive Officers to Collagen and Cohesion Corporation, as applicable, were in capacities not equivalent to those to be provided to the Company. Therefore, the information set forth below should not be relied on as being indicative of the Company's compensation structure and policies. Additionally, it should be noted that while the information set forth below refers to "exercisable" and "unexercisable" options, all of such options to purchase shares of Cohesion Corporation may be exercised immediately, and, if exercised, the unvested portion of the option remains subject to a right of repurchase from the applicable entity.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND OPTION VALUES ON JUNE 30, 1998


                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                          OPTIONS AT FISCAL          IN-THE-MONEY OPTIONS
                             SHARES                          YEAR-END(#)        AT FISCAL YEAR-END($)(1)(2)(3)
                           ACQUIRED ON      VALUE           (EXERCISABLE/               (EXERCISABLE/
NAME                       EXERCISE(#)  REALIZED($)(3)      UNEXERCISABLE)              UNEXERCISABLE)
----                       -----------  --------------  ----------------------  ------------------------------
David J. Foster(4)........        0              0           45,160/18,640             $ 10,010/$  8,270
                                  0              0           45,090/18,710                3,871/   3,294
Frank DeLustro, Ph.D.(5)..        0              0           56,396/   284                5,405/     155
                                  0              0           52,349/ 5,831                  850/   1,824
                             45,834        756,261           12,500/61,666               24,783/  48,067
Ross Erickson(6)..........    2,140         14,980           32,694/   236                3,343/     109
                                  0              0           29,845/ 4,135                  425/   1,277
                             26,250        433,125            8,750/40,000               25,983/  28,980
Deborah Webster(7)........    2,000         24,250           45,601/11,099               16,131/   6,263
                                750         10,734           44,330/11,270                3,469/   2,546
Charles Williams..........        0              0           10,937/29,063              174,992/ 465,008

------------

(1) The fair market value of Collagen's common stock as quoted on the Nasdaq National Stock Market at the close of business on June 30, 1998 was $18.125 per share. The value of unexercised options has been calculated assuming the ratio of the stock prices as of the Distribution date for Collagen and the Company, which was 71% and 29%, respectively.

(2) The estimated fair market value for Cohesion Corporation's common stock on June 30, 1998, as determined by Cohesion Corporation's Board of Directors, was $16.70.

(3) The "Value Realized" or the unrealized "Value of Unexercised In-the-Money Options at Fiscal Year-End" represent the aggregate difference between the market value on the date of exercise or at June 30, 1998, in the case of the unrealized values, and the applicable exercise price.

(4) Mr. Foster's options referenced in this table are options to purchase Collagen common stock. The value of unexercised Collagen and Company options has been calculated assuming the ratio as of the Distribution date, which was 71% and 29%, respectively.

(5) Dr. DeLustro exercised during fiscal year 1998, 45,834 options to purchase Cohesion Corporation common stock with an exercise price of $.70. The value of unexercised Collagen and Company options has been calculated assuming the ratio as of the Distribution date, which was 71% and 29%, respectively.

(6) Mr. Erickson exercised during fiscal 1998, (i) 2,140 options to purchase Collagen Corporation common stock with an exercise price of $12.375 and (ii) 26,250 options to purchase Cohesion Corporation with an exercise price of $.70 per share. The value of unexercised Collagen and Company options has been calculated assuming the ratio as of the Distribution date, which was 71% and 29%, respectively.

(7) Ms. Webster exercised during fiscal year 1998, 2,000 and 750 options to purchase Collagen Corporation common stock with an exercise price of $7.25 and $5.375, respectively. The value of unexercised Collagen and Company options has been calculated assuming the ratio as of the Distribution date, which was 71% and 29%, respectively.

TREATMENT OF STOCK OPTIONS OUTSTANDING AS OF THE DISTRIBUTION DATE

  Options held by Employees and Consultants

   Each employee (including officers) and consultant of Collagen or any subsidiary of Collagen who, immediately prior to August 18, 1998, the Distribution Date, held a vested but not exercised stock option to purchase shares of Collagen common stock, in connection with the Distribution, received two new options in replacement of the original option, one to acquire shares of Collagen common stock and the other to acquire shares of the Company's Common Stock. Each new option gave the holder the right to purchase a number of shares equal to the number of shares in the original option.

   Each employee (including officers) and consultant of Collagen or any subsidiary of Collagen who, immediately prior to the Distribution Date, held an unvested stock option to purchase shares of Collagen common stock, in connection with the Distribution, received a new option in replacement of the original option to acquire the same number of shares of common stock of the entity (the Company or Collagen) by which such optionee was employed or retained as a consultant following the Distribution.

   The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Company's Board and the Collagen Board (or any committee thereof), after consultation with legal and accounting advisors. The exercise price, as adjusted in light of the above considerations, was not intended to result in any compensation expense to the Company or Collagen. All other terms of the new options other than the exercise price are the same as those of the original options provided, however, that service as an employee or consultant of Cohesion Corporation or the Company shall be equivalent to providing service as an employee or consultant of Collagen. At the option of the Collagen Board or the Company's Board, out-of-the-money options may be treated differently.

   In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation. Assuming the option holders agree to this cancellation program, the Company expects to record compensation expense of approximately $1.7 million in the quarter ended September 30 1998, in connection with vested options and up to an additional $3.9 million of compensation expense to be recognized over the next three fiscal years.


Options for Nonemployee Directors

   Each nonemployee director of Collagen or any subsidiary of Collagen who, immediately prior to the Distribution Date, held a vested but not exercised option to purchase shares of Collagen common stock, in connection with the Distribution, received two new options in replacement of the original option, one to acquire shares of Collagen common stock and the other to acquire shares of the Company's Common Stock ("Vested Restructured Options"). Each new option gave the holder the right to purchase a number of shares equal to the number of shares in the original option. Each nonemployee director of Collagen who, immediately prior to the Distribution Date, held an unvested stock option to purchase shares of Collagen common stock, in connection with the Distribution, received a new option in replacement of the original option to acquire the same number of shares of Common Stock of the entity (Collagen or the Company) for which such optionee will serve as a director following the Distribution ("Unvested Restructured Options").

   The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Collagen Board of Directors and the Company's Board of Directors (or any committees thereof), after consultation with legal and accounting advisors. The exercise price, as adjusted in light of the above considerations, was not intended to result in any compensation expense to

Collagen or the Company. All other terms of the new options are the same as those of the original options; provided, however, that service as a director of Cohesion Corporation or the Company shall be equivalent to providing service as a director of Collagen.

   Following the Distribution, each nonemployee director of Collagen and Cohesion is eligible to participate in the Company's 1998 directors' stock option plan adopted by the company for which he or she serves as a director and to receive automatic annual option grants pursuant to such plan.


STOCK PLANS

   The Company's Board adopted, and Collagen, as the sole stockholder of the Company in April 1998, approved the Company's 1998 Stock Option Plan, the 1998 Employee Stock Purchase Plan and the 1998 Director's Stock Option Plan (collectively, the "Company Plans") and reserved 2,607,000 shares, 250,000 shares and 268,000 shares of Common Stock, respectively, for issuance under such plans on or after the Distribution. The principal terms of each of the Company Plans are set forth below.

1998 Stock Option Plan

   The Company's 1998 Stock Option Plan (the "Stock Plan") was adopted by the Board of Directors and approved by Collagen, as the sole stockholder, in April 1998. A total of 2,607,000 shares of Common Stock have been reserved for issuance under the Stock Plan; 2,000,810 are outstanding as of September 15, 1998. The purposes of the Stock Plan are to attract and retain the best available personnel to the Company, to provide additional incentives to the Company's employees and consultants and to promote the success of the Company's business. The Stock Plan provides for the granting to employees, including officers and directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and for the granting to employees and consultants including nonemployee directors of nonstatutory stock options. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value under all plans of the Company and determined for each share as of the date the option to purchase the shares was granted in excess of $100,000, any such excess options shall be treated as nonstatutory stock options. If not terminated earlier, the Stock Plan will terminate in April 2008.

   Options granted under the Stock Plan may be either "incentive stock options" within the meaning of Section 422 of the Code, or nonstatutory stock options at the discretion of the Board of Directors and as reflected in the written terms of the option agreement. The Stock Plan may be administered by the Board of Directors or a committee of the Board of Directors (the "Administrator"). The Stock Plan is currently administered by the Human Resources Committee. The Administrator determines the terms of options granted under the Stock Plan, including the number of shares subject to the option, exercise price, term and exercisability. In no event, however, may an individual employee receive option grants for more than 250,000 shares under the Stock Plan in any fiscal year. Such limitation shall not take effect until the earliest date required under
Section 162(m) of the Code. The exercise price of all incentive stock options granted under the Stock Plan must be at least equal to the fair market value of the Common Stock of the Company on the date of grant. The exercise price of any incentive stock option granted to an optionee who owns stock representing more than 10% of the total combined voting power of all classes of outstanding capital stock of the Company or any parent or subsidiary corporation of the Company (a "10% Stockholder") must equal at least 110% of the fair market value of the Common Stock on the date of grant. The exercise price of all nonstatutory stock options must equal at least 85% of the fair market value of the Common Stock on the date of grant; provided, however, that the exercise price of any nonstatutory stock option granted to a Named Executive Officer must equal at least 100% of the fair market value of the Common Stock on the date of grant. Payment of the exercise price may be made in cash or other consideration as determined by the Administrator.

   The Administrator determines the term of options, which may not exceed ten years, or five years in the case of an incentive stock option granted to a 10% Stockholder. No option may be transferred by the optionee other than by will or the laws of descent or distribution. Each option may be exercised during the lifetime of the optionee only by such optionee. The Administrator determines when options become exercisable. Options granted under the Stock Plan generally become exercisable at the rate of 24% of the total number of shares subject to the options twelve months after the date of grant, and 2% of the total number of shares subject to the options each month thereafter.

    In the event of the sale of all or substantially all of the assets of the Company, or the merger of the Company with another corporation, then each option shall be assumed or an equivalent option substituted by the successor corporation unless the successor corporation does not agree to the assumption or substitution, in which case each option will terminate upon the consummation of the merger or sale of assets. The Administrator has the authority to amend or terminate the Stock Plan as long as such action does not adversely affect any outstanding option and provided that stockholder approval shall be required for an amendment to increase the number of shares subject to the Stock Plan, to change the designation of the class of persons eligible to be granted options, or to change the limitation on grants to individual employees.


1998 Employee Stock Purchase Plan

    The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan; none of which are issued as of August 31, 1998. The Purchase Plan, which is intended to qualify under Section 423 of the Code, will be implemented by a series of overlapping offering periods of 24 months' duration, with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. Each offering period will consist of four consecutive purchase periods of six months' duration. The initial offering period commenced on the Distribution Date and ends on June 30, 2000; the initial purchase period ends on December 31, 1998. The Purchase Plan will be administered by the Human Resources Committee (comprised of Dr. Daniels, Mr. Dennis, amd Mr. Davenport, the outside directors of the Company who are not eligible to participate in the Purchase Plan). Employees, including officers and employee directors, of the Company, or of any majority-owned subsidiary designated by the Board, are eligible to participate in the Purchase Plan if they are employed by the Company or any such subsidiary for at least 20 hours per week and more than five months per year. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation, at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of each offering period or at the end of each purchase period. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. If not terminated earlier, the Purchase Plan will have a term of 20 years.

    The Purchase Plan provides that, in the event of a merger of the Company with or into another corporation or a sale of all or substantially all of the Company's assets, each right to purchase stock under the Purchase Plan will be assumed or an equivalent right substituted by the successor corporation unless the Board of Directors shortens the offering period so that employees' rights to purchase stock under the Purchase Plan are exercised prior to the merger or sale of assets. The Board of Directors has the power to amend or terminate the Purchase Plan as long as such action does not adversely affect any outstanding rights to purchase stock thereunder.


  1998 Directors' Stock Option Plan

    The 1998 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998. A total of 268,000 shares of Common Stock have been reserved for issuance under the Directors' Plan; 173,000 are outstanding as of September 15, 1998. The Directors' Plan provides for the grant of nonstatutory stock options to nonemployee directors of the Company. The Directors' Plan is designed to work automatically without administration; however, to the extent administration is necessary, it will be performed by the Board of Directors. To the extent they arise, it is expected that conflicts of interest will be addressed by abstention of any interested director from both deliberations and voting regarding matters in which such director has a personal interest.

    The Directors' Plan provides that each person who becomes a nonemployee director of the Company will be granted a nonstatutory stock option to purchase 10,000 shares of Common Stock (the "Initial Option") on the date on which the optionee first becomes a nonemployee director of the Company. On July 1 of each year, each nonemployee director of the Company, including nonemployee directors who did not receive an Initial Option, will be granted an option to purchase 5,000 shares of Common Stock (an "Annual Option") if, on such date, he or she has served on the Board of Directors for at least six months. The Directors' Plan sets neither a maximum nor a minimum number of shares for which options may be granted to any one nonemployee director, but does specify the number of shares that may be included in any grant and the method of making a grant. No option granted under the Directors' Plan is transferable by the optionee other than by will or the laws of descent or distribution or pursuant to a qualified domestic relations order, and each option is exercisable, during the lifetime of the optionee, only by such optionee.

    The Directors' Plan provides that the Vested Restructured Options and the Unvested Restructured Options shall be exercisable in accordance with the terms under which the vested and unvested options to purchase Collagen common stock were issued pursuant to the 1990 Directors' Plan of Collagen; provided, however that service as a director of Cohesion Corporation or the Company shall be equivalent to providing service as a director of Collagen. The Directors' Plan further provides that the Initial Option shall become exercisable in installments as to 25% of the total number of shares subject to the Initial Option on each of the first, second, third and fourth anniversaries of the date of grant of the Initial Option, and each Annual Option shall become exercisable in full on the first anniversary of the date of grant of that Annual Option. If a nonemployee director ceases to serve as a director for any reason other than death or disability, he or she may, but only within three months after the date he or she ceases to be a director of the Company, exercise options granted under the Directors' Plan to the extent that he or she was entitled to exercise it at the date of such termination. To the extent that he or she was not entitled to exercise any such option at the date of such termination, or if he or she does not exercise such option (which he or she was entitled to exercise) within such three month period, such option shall terminate.

    Options granted under the Directors' Plan have a term of ten years. In the event of the dissolution or liquidation of the Company, a sale of all or substantially all of the assets of the Company, the merger of the Company with or into another corporation or any other reorganization of the Company in which more than 50% of the shares of the Company entitled to vote are exchanged, each nonemployee director shall have either (a) a reasonable time within which to exercise the option, including any part of the option that would not otherwise be exercisable, prior to the effectiveness of such dissolution, liquidation, sale, merger or reorganization, at the end of which time the option shall terminate, or (b) the right to exercise the option, including any part that would not otherwise be exercisable, or receive a substitute option with comparable terms, as to an equivalent number of shares of stock of the corporation succeeding the Company or acquiring its business by reason of such dissolution, liquidation, sale, merger or reorganization. The Board of Directors may amend or terminate the Directors' Plan; provided, however, that no such action may adversely affect any outstanding option. If not terminated earlier, the Directors' Plan will have a term of ten years.


LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

Limitation of Liability of the Directors of the Company

    The Company's Certificate of Incorporation provides that a director of the Company will not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director, except for liability (a) for any breach of the director's duty of loyalty to the Company or its stockholders, (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (c) under Section 174 of the Delaware General Corporation Law, which concerns unlawful payments of dividends, stock purchases or redemptions, or (d) for any transaction from which the director derived an improper personal benefit. While the Company's Certificate of Incorporation provides directors with protection from awards for monetary damages for breaches of their duty of care, it does not eliminate such duty. Accordingly, the Company's Certificate of Incorporation has no effect on the availability of equitable remedies such as an injunction or rescission based on a director's breach of his or her duty of care. The provisions of the Company's Certificate of Incorporation described above apply to an officer of the Company only if he or she is a director of the Company and is acting in his or her capacity as director, and do not apply to officers of the Company who are not directors. The Company plans to enter into indemnification agreements with its officers and directors.


Indemnification of Directors and Officers

   The Company's Certificate of Incorporation provides that each person who is or was or has agreed to become a director or officer of the Company, or each such person who is or was serving or has agreed to serve at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, will be indemnified by the Company, in accordance with the Company's Bylaws, to the fullest extent permitted from time to time by Delaware law, as the same exists or may hereafter be amended or any other applicable laws as presently or hereafter in effect. The Company may be required to indemnify any person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors or is a proceeding to enforce such person's claim to indemnification pursuant to the rights granted by the Company's Certificate of Incorporation or otherwise by the Company. In addition, the Company may enter into one or more agreements with any person providing for indemnification greater than or different from that provided in the Company's Certificate of Incorporation.

    The Company's Bylaws provide that each person who was or is made a party or is threatened to be made a party to or is involved in any action, suit, or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that he or she or a person of whom he or she is the legal representative is or was a director, officer or employee of the Company or any such person who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such Proceeding is alleged action in an official capacity as a director, officer or employee or in any other capacity while serving as a director, officer or employee, will be indemnified and held harmless by the Company to the fullest extent authorized by Delaware law as the same exists or may in the future be amended against all expense, liability and loss (including attorneys' fees, judgments, fines, amounts due under the Employee Retirement Income Security Act of 1974, as amended, excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, however, except as described in the next paragraph with respect to Proceedings to enforce rights to indemnification, the Company will indemnify any such person seeking indemnification in connection with a Proceeding (or part thereof) initiated by such person only if such Proceeding (or part thereof) was authorized by the Company's Board.

    The Company's Bylaws provide that the right to indemnification and the payment of expenses incurred in defending a Proceeding in advance of its final disposition conferred in the Company's Bylaws will not be exclusive of any other right which any person may have or may in the future acquire under any statute, provision of the Company's Certificate of Incorporation, the Company's Bylaws, agreement, vote of stockholders or disinterested directors or otherwise. Pursuant to the Company's Bylaws, if a claim is not paid in full by the Company within 30 days after a written claim has been received by the Company, the claimant may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim and, if successful in whole or in part, the claimant will also be entitled to be paid the expense of prosecuting such claim. The Company's Bylaws provide that it will be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any Proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the Company) that the claimant has not met the standard of conduct which makes it permissible under Delaware law for the Company to indemnify the claimant for the amount claimed, but the burden of proving such defense will be on the Company. At present, the Company is not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of the Company in which indemnification would be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification. The Company believes that its charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Based on information as of August 31, 1998, obtained from the Company's records, Collagen's records, Cohesion Corporation's records and a review of statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) and 13(g) of the 1934 Securities Exchange Act, the Company believes that the following table sets forth certain expected information regarding the beneficial ownership of the Company's Common Stock as of August 31, 1998, by (a) each of the Company's directors and Named Executive Officers,
(b) all directors and executive officers as a group, and (c) each person who is known by the Company to own beneficially more than five percent of the Company's Common Stock.

                                                             SHARES BENEFICIALLY
                                                                 OWNED (1)(2)
                                                            --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                         NUMBER   PERCENT(%)
------------------------------------                        --------- ----------
Wellington Management Company(3)..........................  1,097,100    12.40
75 State Street
Boston, MA 02109

Heartland Advisors, Inc.(4)...............................  1,080,400    12.21
790 North Milwaukee Street
Milwaukee, WI 53202

T. Rowe Price Associates, Inc.(5).........................    727,400     8.22
100 East Pratt Street
Baltimore, MD 21202

Dimensional Fund Advisors, Inc.(6)........................    504,050     5.70
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Reid W. Dennis(7).........................................    724,543     8.16
3000 Sand Hill Road
Building 2, Suite 290
Menlo Park, CA 94025

John R. Daniels, M.D.(8)..................................    166,327     1.87

David J. Foster(9)........................................     81,955        *

Frank DeLustro, Ph.D.(10).................................     77,065        *

Deborah Webster(11).......................................     54,188        *

Charles Williams(12)......................................          0        *

Ross Erickson(13).........................................     41,070        *

Craig W. Johnson(14)......................................     86,000        *

Craig T. Davenport........................................        800        *

Mark A. Philip, Ph.D......................................          0        *

All directors and executive officers as a group
  (12 persons)(15)........................................  1,248,013    13.67


------------

  *  Less than one percent of the outstanding shares of Common Stock.

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. It has been assumed that the persons named have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the other footnotes to this table. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company will offer to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company or Cohesion Corporation.

 (2) Percentage of ownership is based on 8,847,588 shares of Common Stock outstanding on August 31, 1998. The number of shares of Common Stock beneficially owned includes the shares issuable pursuant to stock options that are exercisable within 60 days of August 31, 1998. Shares issuable pursuant to stock options are deemed outstanding for computing the percentage of the person holding such options but are not outstanding for computing the percentage of any other person.

 (3) Wellington Management Company ("WMI") is an investment advisor registered with the Securities and Exchange Commission (the "Commission") under the Investment Advisors Act of 1940, as amended (the "1940 Act"). WMI may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to its various investment advisory clients. Of such amount, WMI may be deemed to have shared voting power with respect to 517,200 shares and shared dispositive power with respect to 1,097,100 shares. The information presented is based upon information filed with the Commission on Schedule 13G by the stockholder.

 (4) Heartland Advisors, Inc., America's Value Investor ("Heartland Advisors") is an investment advisor registered with the Commission under the 1940 Act. Heartland Advisors may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to its various investment advisory clients. Of such amount, Heartland Advisors may be deemed to have sole voting power with respect to 191,400 shares and sole dispositive power with respect to 1,080,400 shares. The information presented is based upon information filed with the Commission on Schedule 13G by the stockholder.

 (5) T. Rowe Price Associates, Inc. may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to its various investment advisory clients. Of such amount, T. Rowe Price Associates, Inc. may be deemed to have sole voting power with respect to 245,500 shares and sole dispositive power with respect to 717,000 shares. The information presented is based upon information provided filed with the Commission on Schedule 13G by the stockholder prior to the Distribution.

 (6) Dimensional Fund Advisors, Inc. ("DFA") is an investment advisor registered with the Commission under the 1940 Act. DFA may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to various investment advisory clients. Of such amount, DFA may be deemed to have sole voting power with respect to 339,650 shares and sole dispositive power with respect to 504,050 shares. The information presented is based upon information filed with the Commission on Schedule 13G by the stockholder prior to the Distribution.

 (7) Includes 27,000 shares of the Company's Common Stock issuable upon exercise of options within 60 days of August 31, 1998; excludes 1,500 shares held by Mr. Dennis as trustee for Suzanna Weaver Dennis, of which he disclaims any beneficial ownership and excludes 27,000 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998.

 (8) Includes 27,000 shares of the Company's Common Stock issuable upon exercise of the Company's options within 60 days of August 31, 1998; excludes 2,290 shares of Cohesion Corporation Common Stock issuable upon exercise of Cohesion Corporation options within 60 days of August 31, 1998 and excludes 27,000 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998.

 (9) Includes 47,100 shares of the Company's Common Stock issuable upon exercise of options within 60 days of August 31, 1998; excludes 45,860 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998.

(10) Includes 56,880 shares of the Company's Common Stock issuable upon exercise of options within 60 days of August 31, 1998; excludes 56,680 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998 and excludes 26,250 shares of Cohesion Corporation common stock issuable upon exercise of Cohesion Corporation options within 60 days of August 31, 1998.

(11) Includes 45,710 shares of the Company's Common Stock issuable upon exercise of options within 60 days of August 31, 1998; excludes 44,890 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998.

(12) Excludes 15,208 shares of Cohesion Corporation common stock issuable upon exercise of Cohesion Corporation options within 60 days of August 31, 1998.

(13) Includes 33,070 shares of the Company's Common Stock issuable upon exercise of options within 60 days of August 31, 1998; excludes 32,930 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998 and excludes 17,812 shares of Cohesion Corporation common stock issuable upon exercise of Cohesion Corporation options within 60 days of August 31, 1998.

(14) Includes 36,000 shares of the Company's Common Stock issuable upon exercise within 60 days of August 31, 1998; excludes 36,000 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998 and excludes 7,257 shares of Cohesion Corporation common stock and 3,243 shares held by VLG Investments ("VLGI"), an investment fund affiliated with Mr. Johnson. Mr. Johnson disclaims beneficial ownership of all shares held by VLGI, except to the extent of his pecuniary interest therein.

(15) Includes an aggregate of 283,000 shares of the Company's Common Stock issuable upon exercise of the Company's options within 60 days of August 31, 1998. Excludes an aggregate of 280,400 shares of Collagen common stock issuable upon exercise of Collagen options within 60 days of August 31, 1998 and excludes 69,060 shares of Cohesion Corporation common stock issuable upon exercise of Cohesion Corporation options within 60 days of August 31, 1998.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

CollOptics, Inc.

     In December 1992, Collagen purchased 800,000 shares of preferred stock of CollOptics, Inc. ("CollOptics") for an aggregate of $500,000. In addition, Collagen granted to CollOptics a license to use Collagen's technology in the field of refractive surgery for long-term vision correction and entered into certain other technology-related agreements with CollOptics. In September 1995, Collagen purchased an additional 1,000,000 shares of CollOptics preferred stock for an aggregate of $500,000. During fiscal 1997, CollOptics made certain payments to Collagen, primarily for research and development services and the reimbursement of expenses paid by Collagen, totaling $500,000. As of June 30, 1998, CollOptics owed Collagen $771,775 for research and development services and the reimbursement of expenses paid by the Company. David J. Foster, Chief Executive Officer of the Company and Dr. Frank DeLustro, President and Chief Operating Officer of the Company, are directors of CollOptics. As of June 30, 1998, Collagen held a 47% equity interest in CollOptics. In connection with the Distribution, all outstanding shares of CollOptics owned by Collagen and all agreements between Collagen and CollOptics were transferred to the Company effective January 1, 1998.

Cohesion Corporation

   In November 1993, Collagen purchased from Cohesion Corporation, for approximately $65,000, 50,000 shares of Preferred Stock ("Cohesion Corporation Preferred Stock") and 200,000 shares of common stock ("Cohesion Corporation Common Stock"). In April 1994, Collagen purchased 95,238 shares of Cohesion Corporation Preferred Stock for approximately $86,000, and in July 1994, Collagen purchased 104,762 shares of Cohesion Corporation Preferred Stock for approximately $94,000. Cohesion Corporation was formerly known as Otogen Corporation ("Otogen") and Dr. Rodney Perkins, a director of Collagen at that time, was the majority stockholder, Chairman and President of Otogen. In addition to the purchase of shares, Collagen granted to Cohesion Corporation a license to use the Company's technology in the fields of otology and neurosurgical applications, in return for which Collagen was granted an additional 50,000 shares of Cohesion Corporation Common Stock. Between April 1994 and May 1996, Collagen made an additional equity investment in Cohesion Corporation of $180,000 and loaned to Cohesion Corporation an aggregate of approximately $1,540,000. In May

1996, Collagen purchased an additional aggregate of 875,000 shares of Cohesion Corporation Common Stock and Cohesion Corporation Preferred Stock from Cohesion Corporation for an aggregate of approximately $5.1 million (including conversion of Cohesion Corporation's outstanding indebtedness to Collagen) and purchased 275,000 shares of Cohesion Corporation Common Stock and Cohesion Corporation Preferred Stock from Dr. Perkins for an aggregate of $1,452,500. Collagen also granted to Cohesion Corporation a license to use certain of Collagen's technology in the fields of tissue adhesion and anti-adhesion technology, excluding ophthalmic applications, in return for which Collagen was granted an additional 75,000 shares of Cohesion Corporation Preferred Stock. In addition, Collagen agreed to loan Cohesion Corporation up to $5,000,000 in the form of convertible debt, which loan drawn upon at the direction of the President of Cohesion Corporation, bore interest at an annual rate of the greater of the prime lending rate or 10% and was due and payable five years after the date of the first disbursement, subject to acceleration under certain circumstances. In connection with the loan transaction, Dr. Perkins granted Collagen an option to purchase up to 125,000 additional shares of Cohesion Corporation Common Stock held by Dr. Perkins, which option became exercisable as to 25,000 shares for each $1,000,000 of the loan commitment that was disbursed. In each of May 1997, August 1997 and October 1997 Collagen loaned $1,000,000 to Cohesion Corporation under the loan commitment and purchased 25,000 shares of Cohesion Corporation Common Stock from Dr. Perkins. In addition, in connection with this transaction, Collagen agreed to grant Dr. Perkins an option to purchase up to 77,500 shares of Collagen Common Stock in connection with his continued participation on the Cohesion Corporation Board of Directors. In connection with the May 1996 stock purchase transactions, Craig W. Johnson, a director and Secretary of Collagen, and an investment partnership in which he holds a beneficial interest, purchased an aggregate of 25,000 shares of Cohesion Corporation Common Stock and Cohesion Corporation Preferred Stock for an aggregate of $127,750. In June 1996, Dr. John
R. Daniels, a director of Collagen, was appointed to Cohesion Corporation's Board of Directors. As of June 30, 1997, Collagen held an 81% equity interest in Cohesion Corporation, and in December 1997 increased its ownership position to 99%. Effective January 1, 1998, Collagen contributed all of its holdings of Cohesion Corporation capital stock and its research and development programs for sealant and adhesion barriers to the Company.


Innovasive Devices, Inc.

     In October 1995, Collagen purchased 844,000 shares of preferred stock of Innovasive Devices for $4,100,000. In connection with this investment, Collagen entered into research and development, distribution and manufacturing and supply agreements with Innovasive Devices with respect to tissue fixation devices manufactured from collagen-based materials using Collagen's proprietary technology. Shortly following its investment in Innovasive Devices, Collagen purchased from Howard D. Palefsky, the former Chairman and Chief Executive Officer of Collagen, all of his holdings of Innovasive Devices capital stock (30,303 shares) for an aggregate of $63,552. During fiscal 1998, pursuant to the terms of the research and development agreement, Innovasive Devices made payments to Collagen totaling $289,613 for research and development services and reimbursement of expenses paid by Collagen. In connection with the Distribution, all outstanding shares of Innovasive Devices owned by Collagen and all agreements between Collagen and Innovasive Devices were transferred to the Company. As of June 30, 1998, Innovasive Devices owed the Company $106,600 for research and development services and the reimbursement of expenses paid by the Company. The Company is entitled to elect one member of Innovasive Device's Board of Directors so long as it holds five percent of Innovasive's capital stock on a fully diluted basis. As of June 30, 1998, the Company held approximately nine percent of Innovasive Device's outstanding capital stock. Mr. Foster was Collagen's representative, and currently is the Company's representative, on the Innovasive Devices Board of Directors.


Outside Legal Counsel

     Since February 1993, Collagen had retained as its principal outside legal counsel Venture Law Group, A Professional Corporation, a law firm of which Craig
W. Johnson, a director of Collagen, is a director. Prior to such time, Collagen had retained Wilson, Sonsini, Goodrich & Rosati, Professional Corporation ("WSG&R"), as its principal outside legal counsel since 1977. From 1980 until February 1993, Mr. Johnson was a member of WSG&R. In connection with the Distribution, Mr. Johnson, who has been elected to the Company's Board of

Directors, resigned from Collagen's Board of Directors. Mr. Johnson is currently on the Company's Board of Directors and Venture Law Group is the Company's legal counsel.


Executive Officers and Directors

     In October 1995, Ross Erickson, then an executive officer of Collagen and currently an executive officer of the Company, borrowed $120,000 from Collagen pursuant to a secured promissory note. This debt was secured by real property purchased by Mr. Erickson and all shares of Collagen's stock issued to Mr. Erickson pursuant to the exercise of stock options. In May 1997, all amounts due to Collagen under such loan were repaid through the assumption of the loan by Cohesion Corporation. In October 1997 and December 1997 Ross Erickson repaid to Cohesion Corporation all amounts owing on such promissory note.

     In August 1994, June 1995 and December 1995, Howard D. Palefsky, Collagen's former Chairman and Chief Executive Officer, borrowed an aggregate of $475,000 from Collagen pursuant to promissory notes secured by all shares of Collagen's capital stock held by Mr. Palefsky while such debt is outstanding, and bearing an annual interest rate equal to the lesser of 10% or the prime rate at the close of each quarter for which interest accrues. In February 1996, Mr. Palefsky borrowed an additional $1,080,000 from Collagen on an unsecured basis pursuant to a promissory note bearing an annual interest rate equal to the lesser of 10% or the prime rate at the close of each quarter for which interest accrues.

     In March 1997, Mr. Palefsky entered into an agreement with Collagen in connection with the severance of his employment relationship with Collagen pursuant to which, among other things, Mr. Palefsky agreed to provide consulting services. Pursuant to one of the Intercompany Agreements, the Company has assumed Collagen's obligations under the agreement. Under the agreement, the Company will pay Mr. Palefsky a consulting fee of $29,167 during each of the first 24 months of his consultancy. As additional compensation for services during his consultancy and for Mr. Palefsky's execution and adherence to a noncompetition agreement with the Company, the Company agreed to: (i) pay Mr. Palefsky a bonus of $650,000, (ii) conditioned on completion of the first year of his consultancy and noncompetition, pay Mr. Palefsky a bonus of $225,000 on the first anniversary date of the agreement and forgive $425,000 of the principal and any accrued interest thereon of outstanding loans totaling $475,000 in principal amount, made to Mr. Palefsky by Collagen and (iii) conditioned on completion of the second year of Mr. Palefsky's consultancy, the Company agreed to forgive the balance of the principal and any accrued interest thereon of the above loans and also to forgive the entire principal balance and any accrued interest thereon of the loan in the principal amount of $1,080,000 made by Collagen in February 1996 to Mr. Palefsky. During his consultancy, Mr. Palefsky is also entitled to reimbursement for his reasonable expenses incurred in connection with rendering consulting services to the Company. Mr. Palefsky's options to purchase stock of Collagen will continue to vest during his period of consultancy and shall, in any event, be fully vested on conclusion of the consultancy.

     In December 1997, Charles Williams, Vice President, Operations of the Company, borrowed $150,000 from Cohesion Corporation, pursuant to a promissory note bearing an annual interest rate of 8.5%, secured by certain real property owned by Mr. Williams and all shares of Cohesion Corporation common stock issued to Mr. Williams upon exercise of stock options currently held or acquired following the date of the loan by Mr. Williams while the loan amount is outstanding. As of June 30, 1998, Mr. Williams owed the Company $158,198 for principal and interest.


Change of Control Agreements

     The Company and Collagen entered into certain "change of control" agreements with certain of the Company's executive officers pursuant to which all options granted to such executive officers to purchase Collagen common stock shall immediately vest to the extent that such options would have vested during the 24 months following the termination date, and all options granted to such executive officers to purchase common stock of Cohesion Corporation, a majority-owned subsidiary of the Company, shall immediately vest to the extent that such options would have vested during the 24 months following the change of control, in the event that such officer's employment is involuntarily terminated without cause within a specified period of time following a change of control of the Company or Collagen. Events constituting a change of control include (i) any person acquiring 50% or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Company's Board of Directors; (ii) any person acquiring 50% or more of the total voting power represented by Collagen's then outstanding voting securities without the approval of Collagen's Board of Directors; (iii) any merger, sale of assets or liquidation of the Company in which the Company's outstanding voting securities prior to the transaction cease to represent at least 50% of the total voting power represented by the voting securities of the Company or of the surviving entity after the transaction; (iv) any merger, sale of assets or liquidation of Collagen in which Collagen's outstanding voting securities prior to the transaction cease to represent at least 50% of the total voting power represented by the voting securities of Collagen or of the surviving entity after the transaction; (v) replacing a majority of the Company's Board of Directors; or (vi) replacing a majority of Collagen's Board of Directors. The change of control agreements expired by their own terms on August 18, 1998.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

        1.  Financial Statements and Schedules

            Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this report.

        All schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) Exhibits

NUMBER      NOTES                                 DESCRIPTION
------     -------                                -----------
 2.1       (2)(12)   Separation and Distribution Agreement dated January 1, 1998, between the Company and Collagen Corporation.

 3.1       (1)       Amended and Restated Certificate of Incorporation of the Company.

 3.2       (1)       Bylaws of the Company.

 4.1       (1)       Specimen Stock Certificate.

10.1       (2)(13)   Collagraft Supply Agreement dated January 1, 1998, between the Company and Collagen Corporation.

10.2       (2)(14)   Collagen Supply Agreement dated January 1, 1998, between the Company and Collagen Corporation.

10.3       (15)      Assignment and License Agreement dated January 1, 1998, between the
                     Company and Collagen Corporation.

10.4       (2)(16)   Recombinant Technology Development and License Agreement dated
                     January 1, 1998, between the Company and Collagen Corporation.

10.5       (17)      Services Agreement dated January 1, 1998, between the Company and
                     Collagen Corporation.

10.6       (18)      Benefits Agreement dated January 1, 1998, between the Company and
                     Collagen Corporation.

10.7       (19)      Tax Allocation and Indemnity Agreement dated January 1, 1998, between the Company and Collagen Corporation.

10.8       (20)      Vitrogen International Distribution Agreement dated January 1, 1998, between the Company and Collagen Corporation.

10.9       (1)(2)    Letter Agreement dated October 1, 1996 between Collagen Corporation and Genotypes, Inc.

10.10      (1)(11)   Form of Indemnification Agreement between the Company and each of its
                     Officers and Directors.

10.11      (1)(11)   1998 Stock Option Plan.

10.12      (1)(11)   1998 Employee Stock Purchase Plan.

10.13      (1)(11)   1998 Directors' Stock Option Plan.

10.14      (3)       Collaborative Research and Distribution Agreement between Collagen
                     Corporation and

NUMBER      NOTES                                 DESCRIPTION
------     -------                                -----------
                     Zimmer, Inc. dated as of June 26, 1985.

10.15      (4)       Amendments dated February 16, 1993 and February 18, 1993 respectively, to the Product Development and Distribution Agreement dated January
                     18, 1985 by and between Collagen Corporation and Zimmer, Inc.
                     and Harbor Investment Partners.

10.17      (6)       Lease Renewal for 2500 Faber Place, Palo Alto, dated December 1, 1992 between Collagen Corporation and Leonard Ely, Shirley Ely, Carl
                     Carlsen and Mary Carlsen.

10.18      (1)(2)    Amended and Restated Research, Lease and Supply Agreement dated as of February 20, 1996 between Collagen Corporation and Pharming B.V.

10.19      (1)(2)    Research and Development Agreement dated October 17, 1995 between
                     Collagen Corporation and Innovasive Devices, Inc.

10.20      (1)(2)    Manufacturing and Supply Agreement dated as of October 17, 1995 between Collagen Corporation and Innovasive Devices, Inc.

10.21      (1)(2)    Distribution Agreement dated as of October 17, 1995 between Collagen
                     Corporation and Innovasive Devices, Inc.

10.22      (7)       Promissory Note between Howard D. Palefsky and the Registrant dated
                     February 20, 1996.

10.23      (8)(11)   Amended and Restated Secured Loan Agreement between Ross R. Erickson and Collagen Corporation dated December 31, 1995.

10.24      (9)       Loan Agreement between Collagen Corporation and Cohesion Corporation dated May 24, 1996.

10.25      (10)      Agreement between Howard D. Palefsky and Collagen Corporation dated
                     March 15, 1997.

10.26      (1)(11)   Form of Management Continuity Agreement between certain officers of the Company and Collagen Corporation dated February 7, 1997.

10.27      (1)(2)    Intellectual  Property and Production Agreement between Genotypes and
                     Collagen Corporation dated August 15, 1996.

10.28      (1)(11)   Secured Loan Agreement between Charles Williams and Cohesion
                     Corporation dated December 15, 1997.

21.1                 List of Subsidiaries.

27.1                 Financial Data Schedule.

------------

 (1) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement on Form 10, as amended (File No. 000-24103), which became effective on June 26, 1998.

 (2) Confidential treatment has been or will be requested as to certain portions of this Exhibit.

 (3) Incorporated by reference to Exhibit 10.24 filed with Collagen Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1985.

 (4) Incorporated by reference to Exhibit 10.60 filed with Collagen Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

 (5) Incorporated by reference to Exhibit 10.56 filed with Collagen Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

 (6) Incorporated by reference to Exhibit 10.63 of Collagen Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

 (7) Incorporated by reference to Exhibit 10.79 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

 (8) Incorporated by reference to Exhibit 10.76 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

 (9) Incorporated by reference to Exhibit 10.82 of Collagen Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(10) Incorporated by reference to Exhibit 10.88 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(11) Management contract or compensatory plan or arrangement.

(12) Incorporated by reference to Exhibit 2.1 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(13) Incorporated by reference to Exhibit 10.104 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(14) Incorporated by reference to Exhibit 10.97 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(15) Incorporated by reference to Exhibit 10.103 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(16) Incorporated by reference to Exhibit 10.98 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(17) Incorporated by reference to Exhibit 10.100 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(18) Incorporated by reference to Exhibit 10.101 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(19) Incorporated by reference to Exhibit 10.99 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(20) Incorporated by reference to Exhibit 10.102 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       COHESION TECHNOLOGIES, INC.




                                       /s/ David Foster
                                       -----------------------------------------
                                           David Foster
                                           Chief Executive Officer, and Director
                                           (Principal Executive Officer)



Dated: September 28, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                               Title                                   Date
-------------------------------------------------------------------------------------------------------------



/s/ David Foster                   Chief Executive Officer, and Director (Principal       September 28, 1998
----------------------------       Executive Officer)
David Foster

/s/ Frank DeLustro, Ph.D.          President, Chief Operating Officer and Director        September 28, 1998
----------------------------
Frank DeLustro, Ph.D.

/s/ Sharon Kokubun                 Vice President, Financial Operations (Principal        September 28, 1998
----------------------------       Accounting Officer)
Sharon Kokubun

/s/ John R. Daniels, M.D.          Director                                               September 28, 1998
----------------------------
John R. Daniels, M.D.

/s/ Reid W. Dennis                 Director                                               September 28, 1998
----------------------------
Reid W. Dennis

/s/ Craig W. Johnson, Esq.         Secretary and Director                                 September 28, 1998
----------------------------
Craig W. Johnson, Esq.

/s/ Craig T. Davenport             Director                                               September 28, 1998
----------------------------
Craig T. Davenport

/s/ Mark Philip, Ph.D.             Director                                               September 28, 1998
----------------------------
Mark Philip, Ph.D.


                           COHESION TECHNOLOGIES, INC.

            FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED JUNE 30, 1998


                                INDEX TO EXHIBITS


                                                                                SEQUENTIALLY
EXHIBIT                                                                           NUMBERED
 NUMBER                                  EXHIBIT                                    PAGE
---------------------------------------------------------------------------------------------
   21.1    List of Subsidiaries
   27.1    Financial Data Schedule (EDGAR version only)