Form 10-Q
period 1998-09-30
COHESION TECHNOLOGIES INC
filed 1998-11-16
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended SEPTEMBER 30, 1998,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_____________ to
        ____________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 1998, Registrant had 8,647,488 shares of Common Stock outstanding, exclusive of 200,100 shares held by the Registrant as treasury stock.

                                     PART I

                           COHESION TECHNOLOGIES, INC.

                                      INDEX


PART I.        Financial Information                                           Page No.
                                                                               --------

Condensed Consolidated Balance Sheets -
September 30, 1998  and June 30, 1998                                               3

Condensed Consolidated Statements of Income -
Three months ended September 30, 1998 and 1997                                      4

Condensed Consolidated Statements of Cash Flows -
Three months ended September 30, 1998 and 1997                                      5

Notes to Condensed Consolidated Financial Statements                             6-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                             11-18




PART II.       Other Information


Other Information                                                                  19

Signatures                                                                         20

                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                  SEPTEMBER 30,          JUNE 30,
                                                                                       1998                1998*
                                                                                  -------------       -------------
ASSETS
Current assets:
  Cash and cash equivalents ...............................................       $       2,767       $         591
  Short-term investments ..................................................               1,038               1,016
  Accounts receivable, net ................................................                 386                 473
  Inventories, net ........................................................                  87                  81
  Other current assets, net ...............................................               2,047               1,254
                                                                                  -------------       -------------
         Total current assets .............................................               6,325               3,415

Property and equipment, net ...............................................               2,501               2,072
Intangible assets, net ....................................................               1,070               1,184
Investment in Boston Scientific Corporation ...............................              46,641              73,979
Receivable from equity collar investment ..................................              10,155                --
Other investments and assets, net .........................................              15,217              15,003
                                                                                  -------------       -------------
                                                                                  $      81,909       $      95,653
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' AND PARENT COMPANY EQUITY

Current liabilities:
  Accounts payable ........................................................       $         644       $         792
  Accrued compensation ....................................................               2,321                 953
  Accrued liabilities .....................................................               2,585               2,390
  Income taxes payable ....................................................               1,307                 300
  Payable to Collagen Aesthetics, Inc. ....................................                 241                 880
                                                                                  -------------       -------------
         Total current liabilities ........................................               7,098               5,315

Long-term liabilities .....................................................              25,244              31,923

Commitments and contingencies

Stockholders' and parent company equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares,
    issued and outstanding:  no shares at September 30 and June 30, 1998 ..                --                  --

  Common stock, $.001 par value, authorized: 15,000,000 shares, issued and outstanding:  8,797,588 shares at September 30, 1998 and
    8,861,040 shares at June 30, 1998 .....................................                   9                   9
  Additional paid-in capital ..............................................              14,778               9,612
  Parent company equity ...................................................                --                 4,961
  Retained earnings (Since August 19, 1998) ...............................                 895                --
  Accumulated other comprehensive income ..................................              34,072              43,833
  Treasury stock, at cost, 50,000 shares at September 30, 1998
      (None at June 30, 1998) .............................................                (187)               --
                                                                                  -------------       -------------
         Total stockholders' and parent company equity ....................              49,567              58,415
                                                                                  -------------       -------------

                                                                                  $      81,909       $      95,653
                                                                                  =============       =============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

*  Amounts derived from audited financial statements at the date indicated.

                           COHESION TECHNOLOGIES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    QUARTER ENDED
                                                                    SEPTEMBER 30,
                                                            ------------------------------
                                                                1998              1997
                                                            ------------      ------------

Revenue-- product sales ...............................     $        396      $        708

Costs and expenses:
  Cost of sales .......................................              183               413
  Research and development ............................            3,988             3,510
  Selling, general and administrative .................            1,689             1,344
  Compensation expense related to
       cancelled stock options ........................            1,813              --
                                                            ------------      ------------
          Total costs and expenses ....................            7,673             5,267
                                                            ------------      ------------

Loss from operations ..................................           (7,277)           (4,559)

Other income (expense):
  Gain on investments, principally
      Boston Scientific Corporation ...................            9,618             5,931
  Equity in losses of other affiliates ................             --                  (9)
  Interest income .....................................               57               237
                                                            ------------      ------------

Income before provision for income taxes ..............            2,398             1,600
Provision for income taxes ............................            1,007              --
                                                            ------------      ------------

Net income ............................................     $      1,391      $      1,600
                                                            ============      ============


Basic and diluted net income per share ................     $        .16               n/a
                                                            ============      ============

Shares used in  calculating  basic and diluted per
share information .....................................            8,838               n/a
                                                            ============      ============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                 QUARTER ENDED
                                                                                                 SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                             1998               1997
                                                                                         ------------       ------------

Cash flows from operating activities:
  Net income ..................................................................          $      1,391       $      1,600

  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization ............................................                   277                171
     Equity in losses of affiliates ...........................................                  --                    9
     Gains on investments .....................................................                (9,618)            (5,931)

     Decrease (increase) in assets:
       Accounts receivable ....................................................                    87               (256)
       Inventories ............................................................                    (6)                (4)
       Other ..................................................................                  (793)               357
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ........................                   472               (883)
       Income taxes payable ...................................................                 1,007                721
       Other long-term liabilities ............................................                  --                  (30)
                                                                                         ------------       ------------
  Total adjustments ...........................................................                (8,574)            (5,846)
                                                                                         ------------       ------------
     Net cash used in operating activities ....................................                (7,183)            (4,246)
                                                                                         ------------       ------------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock ........................................................                 9,626              6,216
  Proceeds from sales of other affiliate stock ................................                   533                704
  Purchases of short-term investments .........................................                   (22)              --
  Expenditures for property and equipment .....................................                  (591)              (220)
                                                                                         ------------       ------------
     Net cash provided by investing activities ................................                 9,546              6,700
                                                                                         ------------       ------------

Cash flows from financing activities:
   Treasury stock purchase ....................................................                  (187)              --
                                                                                         ------------       ------------
     Net cash used in financing activities ....................................                  (187)              --
                                                                                         ------------       ------------

Net increase in cash and cash equivalents .....................................                 2,176              2,454
Cash and cash equivalents at beginning of period ..............................                   591             13,707
                                                                                         ------------       ------------

Cash and cash equivalents at end of period ....................................          $      2,767       $     16,161
                                                                                         ============       ============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and a wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen") in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders, one share of the Company's Common Stock for each share of Collagen common stock outstanding on August 18, 1998 (the "Distribution"). The Distribution was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. Collagen's Board believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that are more attractive and appropriate for the recruitment and retention of key employees. As a consequence, Collagen believed that investors would be able to evaluate better the merits of the two groups of businesses and their future prospects.

   In March 1998, the Board of Directors of Collagen approved certain agreements between the Company and Collagen (collectively, the "Intercompany Agreements") which (i) provided for the transfer, effective January 1, 1998, of certain assets and liabilities relating to the businesses previously conducted by Collagen's CTG to Cohesion, and (ii) established contractual arrangements between Collagen and the Company. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration.

   The condensed consolidated financial statements reflect the results of operations, financial condition and cash flows of Cohesion as a component of Collagen up through August 18, 1998 and as a separate stand-alone company thereafter. The financial statements of Cohesion include the operating results of Cohesion Corporation, a developer of proprietary products for hemostasis and tissue adhesion, biosealants and adhesion barriers for surgical applications, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996. Results prior to the distribution may not be indicative of the actual results of operations and financial position of Cohesion under separate ownership. The various assets, liabilities, revenues and expenses associated with CTG have been allocated to the historical financial statements of Cohesion in a manner consistent with the Intercompany Agreements. Management believes that the consolidated statements of operations include a reasonable allocation of costs incurred by Collagen which benefit Cohesion. These allocations of corporate expenses include, in aggregate, approximately 30% to 35% of the general and administrative expenses of Collagen for the periods presented, with the exception of certain former Chief Executive Officer ("CEO") expenses in fiscal 1998. The CEO expenses have been allocated to Cohesion based on the CEO's level of involvement in Cohesion during fiscal 1998. Costs and expenses associated with cost of sales and research and development were generally allocated to Cohesion on a specific identification basis.

   In connection with the asset transfer discussed above, $10.9 million of cash, cash equivalents and short-term investments remained with Collagen and the remaining cash, cash equivalents and short-term investments were transferred to the Company at December 31, 1997. Each debt security was allocated between the companies pro rata to the total allocation of such investments. Substantially all investments in affiliates, including Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices") were allocated to Cohesion. Trade receivables, notes receivable, loans to officers and employees, fixed assets and employee related liabilities were allocated based on specific identification. All equity accounts, with the exception of the additional paid-in-capital related to Target Therapeutics, Inc., remained with Collagen. For any assets or liabilities where it was not practical to use the specific identification method, Cohesion was allocated 30% of these assets and liabilities. The 30% allocation was based on a review of the characteristics and activity of these assets and liabilities and business objectives. The intercompany receivable/payable balances resulting from Cohesion's participation in Collagen's central cash management system, after consideration of the December 31, 1997 contribution of cash, cash equivalents and short-term investments, is a component of parent company's contributed capital on Cohesion's balance sheet. The officer separation agreement with Collagen's former CEO and the costs associated with the agreement have been allocated to Cohesion.

   Under the terms of the services and supply agreements between Cohesion and Collagen, Collagen will supply certain products to Cohesion for a fee. The cost of sales amounts included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for cost to be determined on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have decreased by $30,000 in the prior year fiscal quarter.

   Under the terms of the recombinant technology and development license agreement between Cohesion and Collagen, Cohesion and Collagen will collaborate to develop recombinant human collagen and will share the costs of the project until certain milestones are met. The research and development ("R&D") expenses included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for costs to be equally shared. If such prospective arrangements had been in place during the periods presented, R&D expenses, net of reimbursements from Collagen, would have decreased by $400,000 in the quarter ended September 30, 1997.

   The condensed consolidated financial statements include the accounts of Cohesion and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Cohesion operates in one industry segment focusing on the development and sale of medical devices. Investments in unconsolidated subsidiaries, and other equity investments in which Cohesion has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

   Unrestricted available-for-sale equity securities in which Cohesion has a less than 20% interest, which includes holdings in Boston Scientific and the unrestricted portion of the Company's holdings in Innovasive Devices are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Restricted equity securities in which Cohesion has less than a 20% interest are carried at cost or estimated realizable value, if less, and are included in "other investments" in the accompanying balance sheets. (See Note 2.) The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices. The fair value of private equity securities held approximates the carrying value based on quoted market prices for similar securities.

   The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the three months ended September 30, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 1998 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date.

   The financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


New Accounting Standards

   As of July 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   During the first quarter of fiscal 1999 and 1998, total comprehensive income amounted to losses of $8.4 million and $3.0 million, respectively. The components of comprehensive income (loss), net of related tax, for the three-month periods ended September 30, 1998 and 1997 are as follows:

                                                                  September 30,
                                                         ------------------------------
                                                             1998              1997
                                                         ------------      ------------
        Net income ..................................    $      1,391      $      1,600
        Unrealized gains (losses) on securities .....          (9,762)           (4,639)
                                                         ------------      ------------
        Comprehensive income (loss) .................    $     (8,371)     $     (3,039)
                                                         ============      ============


2. EQUITY INVESTMENTS

   Boston Scientific Corporation

   During the quarter ended September 30, 1998, Cohesion sold 125,000 shares of Boston Scientific common stock for a pre-tax gain of approximately $9.1 million. Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On September 30, 1998, the closing price of Boston Scientific common stock was $51.38 per share.

   Cohesion's shares of Boston Scientific common stock are classified as available-for-sale and have been recorded at the estimated fair value. The unrealized gains (estimated fair value less cost) on these available-for-sale securities have been reported as a separate component of stockholders' equity, net of tax. The following is a summary of the aggregate estimated fair value, gross unrealized gains and amortized cost of the Company's investment in Boston Scientific common stock:

   Boston Scientific Corporation


                                        SEPTEMBER 30,      JUNE 30,
                                            1998             1998
                                        ------------     ------------
                                               (IN THOUSANDS)
        Amortized Cost .............    $      3,926     $      4,468
        Gross Unrealized Gains .....          42,715           69,511
                                        ------------     ------------
        Estimated Fair Value .......    $     46,641     $     73,979
                                        ============     ============


   To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At September 30, 1998, 800,000 shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion. The receivable from the equity collar investment at September 30, 1998 was $10.2 million.


   Innovasive Devices, Inc.

   Prior to October 1996, Cohesion's 843,936 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions which prevented the sale of any of Cohesion's shares of common stock of Innovasive Devices. At September 30, 1998, these restrictions were no longer applicable on 91,795 shares of Innovasive Devices common stock held by Cohesion. Cohesion carries the portion of its investment in Innovasive Devices which can be sold within one year, as an available-for-sale investment at market value, or $482,000 at September 30, 1998, reflecting an unrealized gain of $40,000 ($482,000 estimated fair value less $442,000 cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 752,141 restricted shares of common stock continued to be valued at cost of $3.6 million. The investment in Innovasive Devices is included in "other investments" in the accompanying balance sheets.

   During the quarter ended September 30, 1998, Cohesion did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at September 30, 1998, was $5.25 per share. At September 30, 1998, Cohesion held approximately a 9% ownership position in Innovasive Devices.


   Pharming, B.V.

   Prior to July 1998, Cohesion's investment in Pharming B.V. ("Pharming") was valued at cost or $7.0 million. In July 1998, Pharming became a publicly traded company, at which time the Company's shares were converted into 838,512 shares of Pharming common stock. The Pharming common stock held by the Company will be restricted from sale until December 31, 1998. Cohesion carries the portion of its investment in Pharming which can be sold within one year, as an available-for-sale investment at market value, or $1.8 million at September 30, 1998, reflecting an unrealized gain of $609,000 ($1.8 million estimated fair value less $1.2 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 695,579 restricted shares of common stock continued to be valued at cost of $5.8 million. The investment in Pharming is included in "other investments" in the accompanying balance sheets.

   Pharming common stock is quoted on The EASDAQ Stock Market under the symbol PHAR. The closing price of Pharming common stock at September 30, 1998, was $12.62 per share. At September 30, 1998, Cohesion held approximately a 6% ownership position in Pharming.


3. SHORT-TERM DEBT

   In October 1998, the Company borrowed $500,000 for working capital purposes. The interest rate on the demand loan is based on LIBOR + 1-1/8% and the debt is collateralized by the Boston Scientific common stock.


4. STOCKHOLDERS' AND PARENT COMPANY EQUITY

  Parent Company Equity

    Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the Distribution date. Retained earnings has been established thereafter, and includes net income for the Company since August 19, 1998.


   Cohesion Corporation Stock Options

   In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation, a majority-owned subsidiary of the Company. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $1.8 million of compensation expense related to these canceled options in the quarter ended September 30, 1998 and expects to records an additional $3.9 million over fiscal years 1999 through 2001.


5. INCOME TAXES

   The effective tax rate for the quarter ended September 30, 1998 was 42%. There was no tax provision for the prior year quarter based on fiscal year 1998 projections at that time.


6. EARNINGS PER SHARE

   Historical per share data for the quarter ended September 30, 1997 has not been presented as no common shares were outstanding until June 25, 1998.

   For the quarter ended September 30, 1997, basic and diluted pro forma net income per share was $.18 per share based on 8,901,000 shares, assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had occurred on July 1, 1997 based on the number of Collagen common shares and common equivalent shares outstanding for that period, assuming a one-for-one exchange ratio in the Distribution.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


    The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the notes thereto. This quarterly report on Form 10-Q, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors That May Affect Future Results of Operations" below and as more fully described in "Risk Factors" in the Company's Form 10-K for the year ended June 30, 1998. In this report, the words "anticipates", "believes", "expects", "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. For a more detailed discussion of these and other business risks, see "-- Factors That May Affect Future Results of Operations."

   The financial information of the Company set forth in this Form 10-Q is theoretical in nature and not necessarily indicative of the future results of operations or financial position of the Company or the results of operations and financial position which would have resulted had the Company been a stand-alone company during the periods presented.


OVERVIEW

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation ("Collagen"), in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG (the "Transferred Businesses") to the Company. Collagen also contributed various equity investments to the Company, including all of its holdings in Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices, Inc. ("Innovasive Devices"), which had an aggregate market value of $51.1 million at September 30, 1998. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders on August 18, 1998, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "Distribution"). The Company and Collagen have entered into various agreements (the "Intercompany Agreements") to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the Distribution. A description of the assets and liabilities contributed by Collagen to the Company is contained in Note 1 of Notes to Condensed Consolidated Financial Statements.

   The Company's historical financial position and results of operations reflect the historical operations of the Transferred Businesses contributed by Collagen to the Company. Prior to being contributed to the Company by Collagen, the Transferred Businesses were part of the Collagen Technologies Group. In particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the historical results of that operating group for all periods presented through January 1, 1998, as if the contribution of the Transferred Businesses by Collagen to the Company had occurred on July 1, 1997. (See Note 1 of Notes to Condensed Consolidated Financial Statements.)

   The Company is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. CoStasis surgical hemostat, the Company's lead hemostatic product, is designed for use initially in cardiothoracic indications. The Company completed a multi-site, randomized, pivotal clinical trial in Europe and received European Community Certification ("CE Mark") for CoStasis in September 1998. The Company anticipates to launch CoStasis in Europe in early calendar 1999. The Company has received an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA") for CoStasis and has commenced U.S. pivotal trials targeting cardiac, hepatic, orthopedic and general surgery indications. CoSeal(TM) surgical sealant, the Company's lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions, is expected to commence feasibility clinical trials during fiscal 1999. The Company believes its surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. The Company also sells Collagraft implant, an orthopedic product, and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. The Company's products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.


RESULTS OF OPERATIONS

Quarter Ended September 30, 1998 and 1997

   Revenues were $396,000 and $708,000 for the quarter ended September 30, 1998 and 1997, respectively. Sales of Collagraft in the current fiscal quarter were $276,000 compared to $542,000 in the prior year quarter. The decrease in sales was due to lower sales of Collagraft by Zimmer, Inc. ("Zimmer") and the consequent decrease in sales from the Company to Zimmer. The Company expects sales of Collagraft in fiscal 1999 to be at levels slightly higher than those of fiscal 1998 due to anticipated product launches by Zimmer in Japan and by the Company in certain European countries.

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

   Cost of sales as a percentage of sales was 46% and 58% for the quarter ended September 30, 1998 and 1997, respectively. The decrease in cost of sales as a percentage of sales in fiscal 1999 is due to the pricing currently in effect for fiscal 1999 for product purchases from Collagen. Cost of sales as a percentage of sales for fiscal 1999 is expected to be lower as cost of sales will reflect a full year's impact of the supply agreement with Collagen, which provides for cost to be determined on a defined formula.

   Research and development ("R&D") expenses were $4.0 million and $3.5 million for the quarter ended September 30, 1998 and 1997, respectively. The 14% increase in R&D spending primarily was due to clinical trial costs for the tissue adhesive program and increased activity in the biosealant and recombinant human collagen programs, including manufacturing startup costs for the CoStasis product and contractual payments owed to Pharming, B.V. when program milestones were met. R&D expense for the current fiscal quarter is reflected net of reimbursement from Collagen (approximately $300,000) for the recombinant human collagen program in accordance with the Intercompany Agreements. The Company expects R&D spending in fiscal 1999 to be at levels higher than fiscal 1998 as a result of increased activities in these programs.

   Selling, general and administrative ("SG&A") expenses were $1.7 million and $1.3 million in the quarter ended September 30, 1998 and 1997, respectively. SG&A expenses increased 26% over the prior year due to a ramp up of marketing costs associated with the anticipated launch of CoStasis in Europe. SG&A costs for the periods presented include expenses related to Collagen's former CEO, Mr. Palefsky. The Company made cash payments of $575,000 to Mr. Palefsky in fiscal 1998, and will make cash payments to Mr. Palefsky during fiscal 1999 totaling $233,000. The Company also agreed to forgive all indebtedness, aggregating $1.6 million, owed by Mr. Palefsky to Collagen (and assumed by the Company effective January 1, 1998) subject to certain conditions. (See Note 1 of Notes to Condensed Consolidated Financial Statements.) Such indebtedness was fully reserved during fiscal 1997. SG&A expenses are expected to remain relatively constant in fiscal 1999 due to reductions in costs associated with the Distribution, and expenses associated with Mr. Palefsky, offset by anticipated increased expenses associated with operating as a public company. Future levels of SG&A spending will depend on various factors, including the level of product sales.

   During the current fiscal quarter, the Company recorded $1.8 million of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company expects to record an additional $3.9 million of compensation expense to be recognized during fiscal years 1999 through 2001.

   Gains on sales of investments were $9.6 million and $5.9 million for the quarter ended September 30, 1998 and 1997, respectively. During the current fiscal quarter, the Company sold 125,000 shares of Boston Scientific common stock which provided cash proceeds of $9.6 million. The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and the anticipated cash needs of the Company.

   Interest income was $57,000 and $237,000 for the quarter ended September 30, 1998 and 1997, respectively. The decrease was due to lower average cash, cash equivalent, and short-term investment balances in the current fiscal quarter.

   The Company recorded a provision for income taxes of 42% for the current fiscal quarter. There was no provision for income taxes recorded for the prior year quarter based on projections at that time for the fiscal year 1998.


LIQUIDITY AND CAPITAL RESOURCES

   On January 1, 1998, Collagen contributed to the Company, cash, cash equivalents and short-term investments of $1.8 million, certain equity investments, including Boston Scientific common stock and common stock of Innovasive Devices as well as the agreement with Zimmer regarding the distribution of Collagraft products. The Company expects to rely upon proceeds from the sale of these investments, as well as revenues from the sale of Collagraft, for future working capital, capital expenditures and other corporate purposes.

   At September 30, 1998, cash, cash equivalents and short-term investments were $3.8 million compared to $1.6 million at June 30, 1998. Net cash used in operating activities was $7.2 million and $4.2 million for September 30, 1998 and 1997, respectively. For the quarter ended September 30, 1998, cash provided by investing activities of $9.5 million primarily related to proceeds of $9.6 million from the sale of 125,000 shares of Boston Scientific common stock and proceeds of approximately $533,000 from the sale of shares in other investments, partially offset by capital expenditures. For the quarter ended September 30, 1998, $187,000 was used in financing activities to purchase shares of the Company's common stock. The Company anticipates capital expenditures to be approximately $6.0 million in fiscal 1999.

   In September 1998, the Company's Board of Directors approved a stock repurchase program to buyback up to 1.0 million shares of the Company's Common Stock at a price of up to $4.25 per share. For the quarter ended September 30, 1998, the Company had repurchased 50,000 shares of Common Stock under this program. In October 1998, the Company purchased an additional 150,100 shares of its Common Stock.

   The Company's principal sources of liquidity include sales of Boston Scientific common stock and its cash, cash equivalents and short-term investments. The Company anticipates that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. The Company may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, the Company may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to the Company on acceptable terms, if at all. In October 1998, the Company borrowed $500,000 for working capital purposes, which is collateralized by the Boston Scientific common stock.

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

   The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least the next two fiscal years. However, during this period and thereafter, the Company may require additional financing. The Company does not anticipate significant capital expenditures in the near term other than what is noted above; however, it may make investments in businesses and technologies that are necessary to support its objectives. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and debt financing, if available, may involve restrictive covenants.


YEAR 2000

    The Year 2000 issue refers to problems that computer programs may have in determining the correct century for the year, for example, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity. Cohesion has developed a plan to address potential exposures related to the Year 2000 issue and is taking reasonable steps to ensure that its systems, software and equipment involving date-related information will continue to function properly after December 31, 1999. The Company's plan encompasses compliance with regulatory guidelines on the Year 2000 issue.

    The Company has started its assessment of information technology business systems, product, operating equipment, and third party interfaces, including suppliers. To date, the Company has not identified any significant problems. The Company plans to use Collagen's computer systems until June 30, 1999 under one of the Intercompany Agreements. Some of Collagen's older computer programs were written using two digits rather than four to define the applicable year. Collagen has completed an assessment and has notified the Company that it will modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company will incur no costs related to ensuring that Collagen's computer systems are year 2000 compliant. Accordingly, the Company estimates that its costs associated with the year 2000 issue will be immaterial. Subsequent to June 30, 1999, the Company expects to utilize its own recently purchased computer system, which the Company believes is Year 2000 compliant. The Company plans to implement this new business system during fiscal 1999.

   With respect to third party interfaces, the Company has been and will continue to confirm the Year 2000 readiness of those third parties through January 1, 2000. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if critical third parties do not become Year 2000 ready on a timely basis.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   For a more complete discussion of risks and uncertainties involving the Company's business, please see the risks factors described under the heading "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


Uncertainties Related to Clinical Trials and Lack of Extensive Clinical Data

    Although the Company received a CE Mark in Europe for its lead product candidate, CoStasis, and is currently in clinical trials in the United States, clinical data obtained to date has been insufficient to demonstrate the safety and efficacy of any of the Company's product candidates under applicable FDA regulatory guidelines. Significant additional clinical data will be required prior to submission of a premarket approval ("PMA") application for any of such prospective products in the United States. Such obstacles could delay progress in the development and commercialization of the Company's current product candidates. Adverse events related to the use of the Company's product candidates may occur during clinical trials, and any such events may require suspension or termination of clinical trials, and the filing of reports with the FDA and other applicable U.S. and international regulatory authorities. Such events could negatively impact the Company's ability to achieve successful development and commercialization of its products.


Uncertainties Related to Development and Commercialization

    The development and commercialization of new products, such as the Company's surgical sealant CoSeal, are highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to the Company to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. If any of the Company's development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations will be materially and adversely affected.


Uncertainties of Market Acceptance

   There can be no assurance that the Company's products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are obtained. The Company believes that recommendations and endorsements by physicians will be essential for market acceptance of its surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. Acceptance among physicians may also depend upon the Company's ability to train surgeons and other potential users of the Company's products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include the Company's ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. Failure of the Company's products to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.


Intense Competition

   The Company competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. In the hemostatic and biosealant areas, the Company believes that it will face strong competition in the United States from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies. In the United States, there are several fibrin sealants under development, including a fibrin sealant product which was recently approved by the FDA. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, as well as another class of sealants called cyanoacrylates. In the orthopedics area, the Company's Collagraft bone graft products face competition from synthetic bone graft substitutes.

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


Uncertainty of Future Profitability

   The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses and the Company expects that such expenses will continue to increase for the foreseeable future. The Company's ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion regulatory approval for and successfully commercializing its products in development, particularly the CoStasis atraumatic hemostatic device and the CoSeal surgical sealant and developing sales and marketing capabilities for its product candidates, both in Europe, the United States and other markets. There can be no assurance that the Company will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that the Company will ever record significant product revenues or achieve operating profitability. Operating profitability, if achieved, may not be sustained.

Dependence on Boston Scientific Stock to Fund Operations

   The Company has implemented a "protect" strategy based on purchases of put options and sales of call options in combination, common known as an "equity collar," covering 800,000 shares of its Boston Scientific stock holdings as of September 30, 1998. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $63.00 and allow for limited upside participation should the stock price rise above approximately $98.00, there can be no assurance that the Company will be able to sell the remaining unhedged shares of Boston Scientific stock at attractive prices if, when and as needed. Failure to achieve such sales could jeopardize the Company's ability to fund its operations and require it to engage in additional financing alternatives, some of which might be dilutive. The market price of Boston Scientific common stock is highly volatile and, as a medical device manufacturer, the Company believes that Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings due to lower amounts realized on any sales by the Company of such stock.


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

   The Company anticipates that its products currently in development will be regulated as Class III medical devices and will require a PMA prior to being marketed in the United States. There can be no assurance that the FDA will agree that the clinical study results for CoSeal, once submitted, will have adequately demonstrated the safety and effectiveness of the product.


Limited Manufacturing Capacity

   Cohesion expects to manufacture and package the final product for CoStasis and for CoSeal and that it will use outside contractors for other functions, such as non-proprietary, high-volume processes. There can be no assurance that the Company will be able to manufacture commercial quantities of its planned products in a timely manner, or at all, and at commercially reasonable costs on a timely basis. There can also be no assurance that the Company or its suppliers or contract manufacturers will not experience materials shortages in the future. Any of these factors could have an material adverse effect on the Company's ability to develop and commercialize its products, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

   The Company is required to register as a medical device manufacturer with the FDA and to list its products with the FDA. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet undergone an FDA quality system regulation ("QSR") inspection and does not anticipate that it will undergo such an inspection until after submission of its initial PMA application for its CoStasis hemostat product.


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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk, including changes to interest rates and equity investment prices. The Company places its debt investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company does not expect any material loss with respect to its debt investment portfolio. As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology or biomedical device companies that are subject to fluctuations in market value from changes in stock prices and thus has material equity investments at September 30, 1998 with related market risks. The Company believes that these are viable investments that will eventually develop into marketable investments.

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.


Item 1.  Legal Proceedings

         None


Item 2.  Changes in Securities and Use of Proceeds

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

              Exhibit 27      Financial Data Schedule


         B.   Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                      COHESION TECHNOLOGIES, INC.



Dated: November 16, 1998              /s/ David Foster
                                      ------------------------------------------
                                      David Foster
                                      Chief Executive Officer, and Director
                                      (Principal Executive Officer)



Dated: November 16, 1998              /s/ Sharon Kokubun
                                      ------------------------------------------
                                      Sharon Kokubun
                                      Vice President, Financial Operations
                                      (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

       FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                INDEX TO EXHIBITS


                                                               Sequentially
Exhibit                                                          Numbered
 Number                           Exhibit                          Page
---------------------------------------------------------------------------

    27     Financial Data Schedule (EDGAR version only)