Form 10-Q
period 1998-12-31
COHESION TECHNOLOGIES INC
filed 1999-02-16
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended DECEMBER 31, 1998,

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to  _______________

                        Commission file number: 000-24103

                           COHESION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                         94-3274368
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


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

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 1999, Registrant had 8,398,660 shares of Common Stock outstanding, exclusive of 480,100 shares held by the Registrant as treasury stock.

                                     PART I

                           COHESION TECHNOLOGIES, INC.

                                      INDEX


PART I.  Financial Information                                       Page No.

Condensed Consolidated Balance Sheets -
December 31, 1998  and June 30, 1998                                      3

Condensed Consolidated Statements of Operations -
Three and Six months ended December 31, 1998 and 1997                     4

Condensed Consolidated Statements of Cash Flows -
Six months ended December 31, 1998 and 1997                               5

Notes to Condensed Consolidated Financial Statements                   6-10

Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   11-19




PART II.             Other Information


Other Information                                                        20

Signatures                                                               21


                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                                               DECEMBER 31,         JUNE 30,
                                                                                  1998               1998*
                                                                               -----------          --------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................          $    953            $    591
  Short-term investments .............................................                --               1,016
  Accounts receivable, net ...........................................               611                 473
  Inventories, net ...................................................               617                  81
  Other current assets, net ..........................................             2,170               1,254
                                                                                --------            --------
         Total current assets ........................................             4,351               3,415

Property and equipment, net ..........................................             4,130               2,072
Intangible assets, net ...............................................               956               1,184
Investment in Boston Scientific Corporation ..........................            44,662              73,979
Receivable from equity collar investment .............................             7,620                  --
Other investments and assets, net ....................................            12,849              15,003
                                                                                --------            --------

                                                                                $ 74,568            $ 95,653
                                                                                ========            ========


LIABILITIES AND STOCKHOLDERS' AND PARENT COMPANY EQUITY

Current liabilities:
  Loan payable .......................................................          $  1,000            $     --
  Accounts payable ...................................................             1,124                 792
  Other accrued liabilities ..........................................             2,795               2,390
  Income taxes payable ...............................................               300                 300
  Accrued compensation ...............................................             2,216                 953
  Payable to Collagen Aesthetics, Inc. ...............................               727                 880
                                                                                --------            --------
         Total current liabilities ...................................             8,162               5,315

Deferred income taxes ................................................            22,623              31,923

Commitments and contingencies

Stockholders' and parent company equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares, issued and outstanding: no shares at December 31 and
    June 30, 1998 ....................................................                --                  --
  Common stock, $.001 par value, authorized: 15,000,000 shares, issued and outstanding: 8,345,316 shares at December 31, 1998 and
    8,861,040 shares at June 30, 1998 ................................                 9                   9
  Additional paid-in capital .........................................            14,874               9,612
  Parent company equity ..............................................                --               4,961
  Retained earnings (Since August 19, 1998) ..........................               429                  --
  Unrealized gain on available-for-sale investments ..................            30,273              43,833
  Treasury stock, at cost, 502,272 shares at December 31, 1998
      (None at June 30, 1998) ........................................            (1,802)                 --
                                                                                --------            --------
         Total stockholders' and parent company equity ...............            43,783              58,415
                                                                                --------            --------
                                                                                $ 74,568            $ 95,653
                                                                                ========            ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

*  Amounts derived from audited financial statements at the date indicated.

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                DECEMBER 31,                          DECEMBER 31,
                                                         ---------------------------           ---------------------------
                                                           1998               1997               1998               1997
                                                         --------           --------           --------           --------
Revenue -- product sales ......................          $    828           $    526           $  1,223           $  1,234

               Costs and expenses:
  Cost of sales ...............................               412                279                595                692
  Research and development ....................             3,470              3,892              7,459              7,402
  Selling, general and administrative .........             1,531              1,247              3,219              2,591
  Compensation expense related to
       cancelled stock options ................               635                 --              2,447                 --
  Purchased in-process research and
       development ............................                --             10,530                 --             10,530
                                                         --------           --------           --------           --------
          Total costs and expenses ............             6,048             15,948             13,720             21,215
                                                         --------           --------           --------           --------

Loss from operations ..........................            (5,220)           (15,422)           (12,497)           (19,981)

Other income (expense):
  Gain on investments, principally
      Boston Scientific Corporation ...........             4,353              2,844             13,971              8,775
  Equity in losses of other affiliates ........                --                 --                 --                 (9)
  Interest income (expense) ...................                10                 (1)                67                236
                                                         --------           --------           --------           --------

Income (loss) before provision for
  income taxes ................................              (857)           (12,579)             1,541            (10,979)
Provision (benefit) for income taxes ..........              (391)                --                616                 --
                                                         --------           --------           --------           --------

Net income (loss) .............................          $   (466)          $(12,579)          $    925           $(10,979)
                                                         ========           ========           ========           ========


Basic and diluted net income (loss) per share            $   (.16)               n/a           $    .11                n/a
                                                         ========           ========           ========           ========

Shares used in calculating basic and diluted
per share information
                                                            8,580                n/a              8,709                n/a
                                                         ========           ========           ========           ========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED
                                                                               DECEMBER 31,
                                                                        ---------------------------
                                                                          1998               1997
                                                                        --------           --------
Cash flows from operating activities:
  Net income (loss) ..........................................          $    925           $(10,979)

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization ...........................               553                341
     Gains on investments ....................................           (13,971)            (8,775)
     Purchase in-process research and development ............                --             10,530
     Equity in losses of affiliates ..........................                --                  9
     Deferred income taxes ...................................                --                561

     Decrease (increase) in assets:
       Accounts receivable ...................................              (139)              (214)
       Inventories ...........................................              (536)                26
       Other .................................................              (747)            (3,002)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other .......             1,535              1,051
       Income taxes payable ..................................                --             (2,428)
                                                                        --------           --------
  Total adjustments ..........................................           (13,305)            (1,901)
                                                                        --------           --------
     Net cash used in operating activities ...................           (12,380)           (12,880)
                                                                        --------           --------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock .......................................            13,221              9,362
  Proceeds from sales of other affiliate stock ...............               533                704
  Proceeds from sales and maturities of short-term investments             1,016              4,571
  Proceeds from equity collar investment .....................             1,081                 --
  Expenditures for property and equipment ....................            (2,403)              (366)
  Purchases of short-term investments ........................                --             (3,567)
  Equity investments and loans to affiliates .................                --               (500)
  Acquisition of shares of Cohesion Corporation, net of
      cash balances ..........................................                --            (10,530)
                                                                        --------           --------
     Net cash provided by (used in) investing activities .....            13,448               (326)
                                                                        --------           --------

Cash flows from financing activities:
   Proceeds from short-term borrowings, net ..................             1,000                 --
   Proceeds from employee stock purchase plan ................                96                 --
   Treasury stock purchase ...................................            (1,802)                --
                                                                        --------           --------
     Net cash used in financing activities ...................              (706)                --
                                                                        --------           --------

Net increase (decrease) in cash and cash equivalents .........               362            (13,206)
Cash and cash equivalents at beginning of period .............               591             13,706
                                                                        --------           --------

Cash and cash equivalents at end of period ...................          $    953           $    500
                                                                        ========           ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and a wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen") in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly traded companies. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders, one share of the Company's Common Stock for each share of Collagen common stock outstanding on August 18, 1998 (the "Distribution"). The Distribution was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. Collagen's Board believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that are more attractive and appropriate for the recruitment and retention of key employees. As a consequence, Collagen believed that investors would be able to evaluate better the merits of the two groups of businesses and their future prospects.

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

     In connection with the asset transfer discussed above, $10.9 million of cash, cash equivalents and short-term investments remained with Collagen and the remaining cash, cash equivalents and short-term investments were transferred to the Company at December 31, 1997. Each debt security was allocated between the companies pro rata to the total allocation of such investments. Substantially all investments in affiliates, including Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") and Innovasive Devices, Inc. of Marlborough, Massachusetts ("Innovasive Devices") were allocated to Cohesion. Trade receivables, notes receivable, loans to officers and employees, fixed assets and employee related liabilities were allocated based on specific identification. All equity accounts, with the exception of the additional paid-in-capital related to Target Therapeutics, Inc., remained with Collagen. For any assets or liabilities where it was not practical to use the specific identification method, Cohesion was allocated 30% of these assets and liabilities. The 30% allocation was based on a review of the characteristics and activity of these assets and liabilities and business objectives. The intercompany receivable/payable balances resulting from Cohesion's participation in Collagen's central cash management system, after consideration of the December 31, 1997 contribution of cash, cash equivalents and short-term investments, is a component of Collagen's contributed capital on Cohesion's balance sheet. The officer separation agreement with Collagen's former CEO and the costs associated with the agreement have been allocated to Cohesion.

     Under the terms of the services and supply agreements between Cohesion and Collagen, Collagen will supply certain products to Cohesion for a fee. The cost of sales amounts included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for cost to be determined on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have decreased by $48,000 in the six months ended December 31, 1997.

     Under the terms of the recombinant technology and development license agreement between Cohesion and Collagen, Cohesion and Collagen will collaborate to develop recombinant human collagen and will share the costs of the project until certain milestones are met. The research and development ("R&D") expenses included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for costs to be equally shared. If such prospective arrangements had been in place during the periods presented, R&D expenses, net of reimbursements from Collagen, would have decreased by $1.0 million in the six months ended December 31, 1997.

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

     The condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three and six months ended December 31, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended December 31, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at December 31, 1998 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date.

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

     The components of comprehensive income (loss), net of related tax, for the three and six-months ended December 31, 1998 and 1997 are as follows:

                                                               Three Months Ended                      Six Months Ended
                                                                   December 31,                          December 31,
                                                           ---------------------------           ---------------------------
                                                               1998               1997               1998               1997
                                                           --------           --------           --------           --------
Net income (loss)                                          $   (466)          $(12,579)          $    925           $(10,979)
Change in unrealized gains (losses) on securities
                                                             (3,799)            (5,640)           (13,560)           (10,279)
                                                           --------           --------           --------           --------

Comprehensive income (loss)                                $ (4,265)          $(18,219)          $(12,635)          $(21,258)
                                                           ========           ========           ========           ========


2. EQUITY INVESTMENTS

     Boston Scientific Corporation

     During the three and six months ended December 31, 1998, Cohesion sold 75,000 and 200,000 shares (pre-split), respectively, of Boston Scientific common stock for a pre-tax gain of approximately $3.3 million and $12.4 million, respectively. Boston Scientific's common stock split 2:1 as of November 30, 1998. Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On December 31, 1998, the closing price of Boston Scientific common stock was $26.81 per share. At December 31, 1998, the Company held 1.7 million shares (post-split) of Boston Scientific, representing less than 1% ownership interest.

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

     Boston Scientific Corporation


                               DECEMBER 31,      JUNE 30,
                                 1998             1998
                                -------          -------
                                     (IN THOUSANDS)
Amortized Cost ............     $ 3,602          $ 4,468
Gross Unrealized Gains.....      41,060           69,511
                                -------          -------
Estimated Fair Value ......     $44,662          $73,979
                                =======          =======


     To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At December 31, 1998, 1.5 million shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion. The receivable from the equity collar investment at December 31, 1998 was $7.6 million. During the three months ended December 31, 1998, the Company received $1.1 million from the expiration of a collar.


     Innovasive Devices, Inc.

     Prior to October 1996, Cohesion's 843,936 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions which prevented the sale of any of such shares. At December 31, 1998, these restrictions were no longer applicable on 804,100 shares of Innovasive Devices common stock held by Cohesion. Cohesion carries the portion of its investment in Innovasive Devices which can be sold within one year, as an available-for-sale investment at market value, or $2.7 million at December 31, 1998, reflecting an unrealized loss of $1.2 million ($2.7 million estimated fair value less $3.9 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 39,836 restricted shares of common stock continued to be valued at cost of $192,000. The investment in Innovasive Devices is included in "other investments" in the accompanying balance sheets.

     During the quarter ended December 31, 1998, Cohesion did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at December 31, 1998, was $3.375 per share. At December 31, 1998, Cohesion held approximately a 9% ownership position in Innovasive Devices.


     Pharming, B.V.

     Prior to July 1998, Cohesion's investment in Pharming B.V. ("Pharming") was valued at cost or $7.0 million. In July 1998, Pharming became a publicly traded company, at which time the Company's shares were converted into 838,512 shares of Pharming common stock. The Pharming common stock held by the Company will be restricted from sale until December 31, 1998. Cohesion carries the portion of its investment in Pharming which can be sold within one year, as an available-for-sale investment at market value, or $2.0 million at December 31, 1998, reflecting an unrealized gain of $321,000 ($2.0 million estimated fair value less $1.7 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 631,478 restricted shares of common stock continued to be valued at cost of $5.3 million. The investment in Pharming is included in "other investments" in the accompanying balance sheets.

     Pharming common stock is quoted on The EASDAQ Stock Market under the symbol PHAR. The closing price of Pharming common stock at December 31, 1998, was $9.91 per share. At December 31, 1998, Cohesion held approximately a 6% ownership position in Pharming.


3. SHORT-TERM DEBT

     At December 31, 1998, the Company had outstanding $1.0 million of borrowings for working capital purposes. The interest rate on the demand loan is based on LIBOR + 1-1/8% and the debt is collateralized by the Boston Scientific common stock.


4. STOCKHOLDERS' AND PARENT COMPANY EQUITY

   Parent Company Equity

      Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the Distribution date. Retained earnings has been established thereafter, and includes net income for the Company since August 19, 1998.


   Cohesion Corporation Stock Options

     In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation, a majority-owned subsidiary of the Company. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $635,000 and $2.4 million of compensation expense related to these canceled options during the three and six months ended December 31, 1998 and expects to records an additional $3.3 million over fiscal years 1999 through 2001.


5. INCOME TAXES

     The effective tax rate for the six months ended December 31, 1998 was 40%. There was no tax provision for the prior year based on fiscal year 1998 projections at that time.


6.  EARNINGS PER SHARE

     Historical per share data for the quarter ended December 31, 1997 has not been presented as no common shares were outstanding until June 25, 1998.

     For the three and six months ended December 31, 1997, basic and diluted pro forma net loss per share was $1.41 and $1.24, respectively, based on 8,895,000 and 8,857,000 shares, respectively, assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had occurred on July 1, 1997 based on the number of Collagen common shares and common equivalent shares outstanding for that period, assuming a one-for-one exchange ratio in the Distribution.

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


OVERVIEW

     Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation ("Collagen"), in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG (the "Transferred Businesses") to the Company. Collagen also contributed various equity investments to the Company, including all of its holdings in Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices, Inc. ("Innovasive Devices"), which together had an aggregate market value of $47.6 million at December 31, 1998. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders on August 18, 1998, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "Distribution"). The Company and Collagen have entered into various agreements (the "Intercompany Agreements") to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the Distribution. A description of the assets and liabilities contributed by Collagen to the Company is contained in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

     The Company is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. CoStasis surgical hemostat, the Company's lead hemostatic product, is designed for use initially in cardiothoracic indications. The Company completed a multi-site, randomized, pivotal clinical trial in Europe and received European Community Certification ("CE Mark") for CoStasis in September 1998. The Company expects to launch CoStasis in Europe in early calendar 1999. The Company has received an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA") for CoStasis and has commenced U.S. pivotal trials targeting cardiac, hepatic, orthopedic and general surgery indications. CoSeal(TM) surgical sealant, the Company's lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions, is expected to commence feasibility clinical trials during fiscal 1999. The Company believes its surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. The Company also sells Collagraft implant, an orthopedic product, and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. The Company's products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.


RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1998 and 1997

     Product sales of $828,000 during the three months ended December 31, 1998, increased by approximately $302,000 or 57%, compared to product sales of $526,000 for the same prior-year period. Product sales of $1.2 million during the six months ended December 31, 1998 were comparable to the same prior-year period. Sales of Collagraft of $689,000 during the three months ended December 31, 1998, increased by approximately $279,000 or 68%, compared to sales of $410,000 for the same prior-year period. The increase is due to the timing of shipments to Zimmer. Sales of Collagraft of $966,000 during the six months ended December 31, 1998, increased by approximately $14,000 or 1%, compared to sales of $952,000 for the same prior-year period. The Company expects sales of Collagraft in fiscal 1999 to be at levels slightly higher than those of fiscal 1998 due to anticipated product launches by Zimmer in Japan and by the Company in certain European countries.

     A number of uncertainties exist surrounding the marketing and distribution of Collagraft bone graft products. The Company's primary means of distribution for these products is through Zimmer, a third- party firm. The Company's business and financial results could be adversely affected in the event that Zimmer is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of sales was 50% and 49% for the three and six months ended December 31, 1998, respectively, compared to 53% and 56% for the same prior-year period. Cost of sales as a percentage of sales for fiscal 1999 is expected to be comparable to fiscal 1998 as cost of sales will reflect the cost of goods for CoStasis as well as a full year's impact of the supply agreement with Collagen, which provides for cost to be determined on a defined formula.

     Research and development ("R&D") expenses were $3.5 million and $3.9 million for the three months ended December 31, 1998 and 1997, respectively. R&D expenses for the six months ended December 31, 1998 was comparable to the same prior-year period. The 11% decrease in R&D spending for the three months ended December 31, 1998 compared to the three months ended December 31, 1997, was primarily due to lower spending in the recombinant human collagen program which was partially offset by increased spending in the tissue adhesive and biosealant programs.

R&D expense for fiscal 1999 is reflected net of reimbursement from Collagen for the recombinant human collagen program in accordance with the Intercompany Agreements. The Company expects R&D spending in fiscal 1999 to be at levels comparable to fiscal 1998.

     Selling, general and administrative ("SG&A") expenses of $1.5 million during the three months ended December 31, 1998, increased by approximately $300,000 or 23%, compared to SG&A expenses of $1.2 million for the same prior-year period. SG&A expenses of $3.2 million during the six months ended December 31, 1998, increased by approximately $600,000 or 24%, compared to SG&A expenses of $2.6 million for the same prior-year period. The SG&A expense increase over the prior-year is due primarily to increased marketing costs associated with the anticipated launch of CoStasis in Europe. SG&A costs for the periods presented include expenses related to Collagen's former CEO, Mr. Palefsky. The Company made cash payments of $575,000 to Mr. Palefsky in fiscal 1998, and will make cash payments to Mr. Palefsky during fiscal 1999 totaling $233,000. The Company also agreed to forgive all indebtedness, aggregating $1.6 million, owed by Mr. Palefsky to Collagen (and assumed by the Company effective January 1, 1998) subject to certain conditions. (See Note 1 of Notes to Condensed Consolidated Financial Statements) Such indebtedness was fully reserved during fiscal 1997. SG&A expenses are expected to remain relatively constant in fiscal 1999 due to reductions in costs associated with the Distribution, and expenses associated with Mr. Palefsky, offset by anticipated increased expenses associated with operating as a public company. Future levels of SG&A spending will depend on various factors, including the level of product sales.

     During the three and six months ended December 31, 1998, the Company recorded $635,000 and $2.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company expects to record an additional $3.3 million of compensation expense with respect to the cash-out of options, which will be recognized during fiscal years 1999 through 2001.

     Gains on sales of investments were $4.4 million and $14 million for the three and six months ended December 31, 1998, respectively, compared to $2.8 million and $8.8 million for the same prior-year periods. During the three and six months ended December 31, 1998, the Company sold 75,000 and 200,000 shares (pre-split), respectively, of Boston Scientific common stock which provided cash proceeds of $3.6 million and $13.2 million, respectively. Also included in the gain on sales of investments for the three and six months ended December 31, 1998, was proceeds of $1.1 million from the expiration of an equity collar investments (See Note 2 of Notes to Condensed Consolidated Financial Statements). The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and the anticipated cash needs of the Company.

     For the three and six months ended December 31, 1998, net interest income was $10,000 and $67,000, respectively, which included $4,000 for the three and six months ended December 31, 1998, for interest expense from short-term borrowings (See Note 3 of Notes to Condensed Consolidated Financial Statements) compared to $1,000 of net interest expense and $236,000 of net interest income for the same prior-year period. The decrease in net interest income for the six months ended December 31, 1998, was due to lower average cash, cash equivalent, and short-term investment balances in the current fiscal year.

     The Company recorded a provision for income taxes of 40% for the six months ended December 31, 1998. There was no provision for income taxes recorded for the prior year based on projections at that time for the fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On January 1, 1998, Collagen contributed to the Company cash, cash equivalents and short-term investments of $1.8 million, certain equity investments, including Boston Scientific common stock and common stock of Innovasive Devices, as well as the agreement with Zimmer regarding the distribution of Collagraft products. The Company expects to rely upon proceeds from the sale of these investments, as well as revenues from the sale of Collagraft, for future working capital, capital expenditures and other corporate purposes.

     At December 31, 1998, cash, cash equivalents and short-term investments were $953,000. Net cash used in operating activities was $12.4 million for the six months ended December 31, 1998. For the six months ended December 31, 1998, cash provided by investing activities was $13.4 million and was primarily related to proceeds of $13.2 million from the sale of 200,000 shares (pre-split) of Boston Scientific common stock and proceeds of $2.6 million from the sales of short-term and other investments, including $533,000 of other affiliated stock, partially offset by capital expenditures. Cash proceeds of $1.1 million were received primarily from borrowings, offset by $1.8 million used to purchase shares of the Company's common stock. The Company anticipates capital expenditures to be approximately $6.0 million in fiscal 1999.

     In September 1998, the Company's Board of Directors approved a stock repurchase program to repurchase up to 1.0 million shares of the Company's Common Stock at a price of up to $4.25 per share. As of December 31, 1998, the Company had repurchased an aggregate of 471,100 shares of Common Stock under this program.

     The Company's principal sources of working capital include sales of Boston Scientific common stock and its cash, cash equivalents and short-term investments. The Company anticipates that sales of Boston Scientific common stock will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliated companies. The Company may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, the Company may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to the Company on acceptable terms, if at all. As of December 31, 1998, the Company had outstanding short-term borrowings of $1.0 million which was collateralized by the Boston Scientific common stock (See Note 3 of Notes to Condensed Consolidated Financial Statements).

     The Company's capital requirements will depend on numerous factors, including the progress of the Company's clinical research and product development programs, the extent to which the Company enters into collaborative relationships with third parties and the scope of the Company's obligations in any of such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect the Company's intellectual property and other factors. The timing and amount of such capital requirements cannot be accurately predicted.

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

    Subsequent to December 31, 1998, Cohesion formed a new company, NeuColl, Inc. ("NeuColl"), a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include

Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion will initially provide funding to NeuColl, however, the Company expects that NeuColl will eventually seek third-party funding.



YEAR 2000

      The Year 2000 issue refers to problems that computer programs may have in determining the correct century; for example, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity. The Company has developed a plan to address potential exposures related to the Year 2000 issue and is taking reasonable steps to ensure that its systems, software and equipment involving date-related information will continue to function properly after December 31, 1999. The Company's plan encompasses compliance with regulatory guidelines on the Year 2000 issue.

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

      With respect to third party interfaces, the Company has and will continue to confirm the Year 2000 readiness of those third parties through January 1, 2000. However, the Company cannot reasonably estimate the potential impact on its financial condition and operations if critical third parties do not become Year 2000 ready on a timely basis.



FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

    For a more complete discussion of risks and uncertainties involving the Company's business, please see the risk factors described under the heading "Risk Factors" set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


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

     Many of these companies and organizations have or may have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than the Company. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that render the Company's technology and products obsolete and non-competitive. There can be no assurance that the Company's current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by the Company or that would render the Company's technology and products obsolete and uncompetitive. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than the Company. Also, to the extent the Company commences manufacturing activities, it will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which it currently has limited experience.


Uncertainty of Future Profitability

     The Company's operating losses have resulted primarily from expenses incurred in connection with the Company's research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and the Company expects that such expenses will continue to increase for the foreseeable future. The Company's ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion regulatory approval for its products in development and successfully commercializing such products, particularly the CoStasis atraumatic hemostatic device and the CoSeal surgical sealant. The Company must also develop sales and marketing capabilities for its product candidates, both in Europe, the United States and other markets. There can be no assurance that the Company will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that the Company will ever record significant product revenues or achieve operating profitability. Operating profitability, if achieved, may not be sustained.


Dependence on Boston Scientific Stock to Fund Operations

     The Company has implemented a "protect" strategy based on purchases of put options and sales of call options in combination, common known as an "equity collar," covering 1.5 million shares of its Boston Scientific stock holdings as of December 31, 1998. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $31.00 (post-split) and allow for limited upside participation should the stock price rise above approximately $49.00 (post-split), there can be no assurance that the Company will be able to sell the remaining unhedged shares of Boston Scientific stock at attractive prices if, when and as needed. Failure to achieve such sales could jeopardize the Company's ability to fund its operations and require it to engage in additional financing alternatives, some of which might be dilutive. The market price of Boston Scientific common stock is highly volatile and, as a medical device manufacturer, the Company believes that Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings due to lower amounts realized on any sales by the Company of such stock.


No Assurance of Regulatory Approvals

     The Company's existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources. Any failure by the Company to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the Company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company anticipates that its products currently in development will be regulated as Class III medical devices and will require a PMA prior to being marketed in the United States. There can be no assurance that the FDA will agree that the clinical study results for CoStatis or CoSeal, once submitted, will have adequately demonstrated the safety and effectiveness of such products.


Limited Manufacturing Capacity

     Cohesion expects to manufacture and package the final CoStasis and CoSeal products and that it will use outside contractors for other functions, such as non-proprietary, high-volume processes. There can be no assurance that the Company will be able to manufacture commercial quantities of its planned products in a timely manner, or at all, and at commercially reasonable costs on a timely basis. There can also be no assurance that the Company or its suppliers or contract manufacturers will not experience materials shortages in the future. Any of these factors could have an material adverse effect on the Company's ability to develop and commercialize its products, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is required to register as a medical device manufacturer with the FDA and to list its products with the FDA. In addition, prior to international commercialization, the Company will be required to attain and maintain compliance with ISO 9001 standards. Failure to either attain or maintain compliance with the applicable regulatory requirements of various regulatory agencies would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has not yet undergone an FDA quality system regulation ("QSR") inspection and does not anticipate that it will undergo such an inspection until after submission of its initial PMA application for its CoStasis product.


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

TEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk, including changes to interest rates and equity investment prices. The Company places its debt investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines. The Company does not expect any material loss with respect to its debt investment portfolio. As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology or biomedical device companies that are subject to fluctuations in market value from changes in stock prices and thus has material equity investments at December 31, 1998 with related market risks. The Company believes that these are viable investments that will eventually develop into marketable investments.

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



                                         COHESION TECHNOLOGIES, INC.



Dated: February 16, 1999                 /s/   Sharon Kokubun
                                         ---------------------------------------
                                         Sharon Kokubun
                                         Vice President, Financial Operations
                                         (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

       FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED DECEMBER 31, 1998


                                INDEX TO EXHIBITS


                                                                    Sequentially
Exhibit                                                              Numbered
Number                           Exhibit                               Page
------                           -------                            -----------

  27              Financial Data Schedule (EDGAR version only)
  27.1            Financial Data Schedule (EDGAR version only)
  27.2            Financial Data Schedule (EDGAR version only)