Form 10-Q
period 1999-03-31
COHESION TECHNOLOGIES INC
filed 1999-05-17
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[X] QUARTERLY report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

        For the quarter ended MARCH 31, 1999,

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

As of April 30, 1999, Registrant had 8,363,660 shares of Common Stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                                     PART I

                           COHESION Technologies, INC.

                                      INDEX

PART I.        Financial Information                                           Page No.
------------------------------------                                           --------
Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets -
               March 31, 1999 and June 30, 1998                                     3

               Condensed Consolidated Statements of Operations -
               Three and Nine months ended March 31, 1999 and 1998                  4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended March 31, 1999 and 1998                            5

               Notes to Condensed Consolidated Financial Statements              6-10

Item 2.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  11-18

Item 3.     Quantitative and Qualitative Disclosure about Market Risk              19


PART II.       Other Information

Other Information                                                                  20

Signatures                                                                         21


                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        MARCH 31,     JUNE 30,
                                                                          1999         1998*
                                                                        --------      --------
ASSETS
Current assets:
  Cash and cash equivalents ........................................      $5,135         $591
  Short-term investments ...........................................          --        1,016
  Accounts receivable, net .........................................         388          473
  Inventories ......................................................       1,145           81
  Other current assets .............................................       1,591        1,254
                                                                        --------     --------
         Total current assets ......................................       8,259        3,415

Property and equipment, net ........................................       6,342        2,072
Intangible assets, net .............................................         842        1,184
Investment in Boston Scientific Corporation ........................      51,419       73,979
Other investments and assets .......................................      11,351       15,003
                                                                        --------     --------

                                                                         $78,213      $95,653
                                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' AND PARENT COMPANY EQUITY

Current liabilities:
  Accounts payable .................................................      $1,521         $792
  Accrued compensation .............................................       1,243          953
  Other accrued liabilities ........................................       2,471        2,390
  Payable to Collagen Aesthetics, Inc. .............................         863          880
  Income taxes payable .............................................       2,834          300
                                                                        --------     --------
         Total current liabilities .................................       8,932        5,315

Deferred income taxes ..............................................      22,009       31,923

Commitments and contingencies

Stockholders' and parent company equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares, issued  and  outstanding:  no shares at March 31,  1999 and June
    30, 1998                                                                  --           --
  Common stock, $.001 par value, authorized: 15,000,000 shares;
    issued, March 31, 1999 - 8,878,760 shares; June 30, 1998 -
    8,861,040 shares; outstanding, March 31, 1999 - 8,398,660
    shares; June 30, 1998 - 8,861,040 shares .......................           9            9
  Additional paid-in capital .......................................      14,874        9,612
  Parent company equity ............................................          --        4,961
  Retained earnings (since August 19, 1998) ........................       4,816           --
  Accumulated other comprehensive income ...........................      29,408       43,833
  Treasury stock, at cost, 480,100 shares at March 31, 1999
      (None at June 30, 1998) ......................................      (1,835)          --
                                                                        --------     --------

         Total stockholders' and parent company equity .............      47,272       58,415
                                                                        --------     --------

                                                                         $78,213      $95,653
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

                           COHESION TECHNOLOGIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                            MARCH 31,               MARCH 31,
                                                       ---------------------     ---------------------
                                                         1999         1998         1999         1998
                                                       --------     --------     --------     --------
Revenue-- product sales ...........................    $    428     $    238     $  1,651     $  1,472

           Costs and expenses:
  Cost of sales ...................................         398          124          993          816
  Research and development ........................       3,724        3,907       11,182       11,309
  Selling, general and administrative .............       1,712        1,229        4,931        3,820
  Compensation expense related to
       cancelled stock options ....................         498           --        2,945           --
  Purchased in-process research and development ...          --           --           --       10,530
                                                       --------     --------     --------     --------
          Total costs and expenses ................       6,332        5,260       20,051       26,475
                                                       --------     --------     --------     --------

Loss from operations ..............................      (5,904)      (5,022)     (18,400)     (25,003)

Other income (expense):
  Gain on sale of investments, principally
      Boston Scientific Corporation ...............      13,220        4,964       27,191       13,739
  Equity in losses of other affiliates ............          --           --           --           (9)
  Net interest income (expense) ...................          (6)          26           61          262
                                                       --------     --------     --------     --------

Income (loss) before provision for income taxes ...       7,310          (32)       8,852      (11,011)
Provision for income taxes ........................       2,925           --        3,541           --
                                                       --------     --------     --------     --------

Net income (loss) .................................    $  4,385     $    (32)    $  5,311     $(11,011)
                                                       ========     ========     ========     ========


Basic and diluted net income per share ............    $   0.52          n/a     $   0.62          n/a
                                                       ========     ========     ========     ========

Shares  used in  calculating  basic and diluted per
share information .................................       8,399          n/a        8,607          n/a
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

                           COHESION TECHNOLOGIES, INC.

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 MARCH 31,
                                                             1999          1998
                                                           --------      ------
Cash flows from operating activities:
  Net income (loss) ...................................    $  5,311     $(11,011)

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization ....................         876          514
     Gains on investments .............................     (27,191)     (13,739)
     Purchased in-process research and development ....          --       10,530
     Equity in losses of affiliates ...................          --            9
     Deferred income taxes ............................          --        1,436
     Decrease (increase) in assets:
       Accounts receivable ............................          85          (86)
       Inventories ....................................      (1,064)          17
       Other ..........................................        (175)         398
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other          772          453
       Income taxes payable ...........................       2,534       (2,400)
                                                           --------     --------
  Total adjustments ...................................     (24,163)      (2,868)
                                                           --------     --------
     Net cash used in operating activities ............     (18,852)     (13,879)
                                                           --------     --------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock ................................      25,020       14,716
  Proceeds from sales of other affiliate stock ........         533          704
  Proceeds from sales and maturities of short-term
investments ...........................................       1,616           75
  Proceeds from equity collar investment ..............       2,769           --
  Expenditures for property and equipment .............      (4,803)        (510)
  Equity investments and loans to affiliates ..........          --         (650)
  Acquisition of shares of Cohesion Corporation, net of
      cash balances ...................................          --      (10,530)
                                                           --------     --------
     Net cash provided by investing activities ........      25,135        3,805
                                                           --------     --------

Cash flows from financing activities:
   Proceeds from short-term borrowings ................       3,250           --
   Repayment of short-term borrowings .................      (3,250)          --
   Proceeds from employee stock purchase plan .........          96           --
   Treasury stock purchase ............................      (1,835)          --
                                                           --------     --------
     Net cash used in financing activities ............      (1,739)          --
                                                           --------     --------

Net increase (decrease) in cash and cash equivalents ..       4,544      (10,074)
Cash and cash equivalents at beginning of period ......         591       13,706
                                                           --------     --------

Cash and cash equivalents at end of period ............    $  5,135     $  3,632
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

   In March 1998, the Board of Directors of Collagen approved certain agreements between the Company and Collagen (collectively, the "Intercompany Agreements") which (i) provided for the transfer, effective January 1, 1998, of certain assets and liabilities relating to the businesses previously conducted by Collagen's CTG to the Company, and (ii) established contractual arrangements between Collagen and the Company. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration.

   The condensed consolidated financial statements reflect the results of operations, financial condition and cash flows of Cohesion as a component of Collagen up through August 18, 1998 and as a separate stand-alone company thereafter. The financial statements of the Company include the operating results of Cohesion Corporation, a developer of proprietary products for hemostasis and tissue adhesion, biosealants and adhesion barriers for surgical applications, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996. Results prior to the distribution may not be indicative of the actual results of operations and financial position of Cohesion under separate ownership. The various assets, liabilities, revenues and expenses associated with CTG have been allocated to the historical financial statements of Cohesion in a manner consistent with the Intercompany Agreements. Management believes that the consolidated statements of operations include a reasonable allocation of costs incurred by Collagen which benefit Cohesion. These allocations of corporate expenses include, in aggregate, approximately 30% to 35% of the general and administrative expenses of Collagen for the periods presented, with the exception of certain former Chief Executive Officer ("CEO") expenses in fiscal 1998. The CEO expenses have been allocated to Cohesion based on the CEO's level of involvement in Cohesion during fiscal 1998. Costs and expenses associated with cost of sales and research and development were generally allocated to Cohesion on a specific identification basis.

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

   Under the terms of the services and supply agreements between Cohesion and Collagen, Collagen will supply certain products to Cohesion for a fee. The cost of sales amounts included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for cost to be determined on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have decreased by $48,000 in the nine months ended March 31, 1998.

   Under the terms of the recombinant technology and development license agreement between Cohesion and Collagen, Cohesion and Collagen will collaborate to develop recombinant human collagen and will share the costs of the project until certain milestones are met. The research and development ("R&D") expenses included in the financial statements are based on historical costs for the periods presented through January 1, 1998. The Intercompany Agreements provide for costs to be equally shared. If such prospective arrangements had been in place during the periods presented, R&D expenses, net of reimbursements from Collagen, would have decreased by $1.0 million in the nine months ended March 31, 1998.

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

   The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three and nine months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 1999 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated financial statements at that date.

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


2. COMPREHENSIVE INCOME

   As of July 1, 1998, the Company adopted Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

   The components of comprehensive income (loss), net of related tax, for the three and nine months ended March 31, 1999 and 1998 are as follows:

                                         Three Months Ended         Nine Months Ended
                                             March 31,                March 31,
                                       ---------------------     ---------------------
                                         1999         1998         1999         1998
                                       --------     --------     --------     --------
Net income (loss) .................    $  4,385     $    (32)    $  5,311     $(11,011)
Change in unrealized gains (losses)
    on securities .................        (865)       6,016      (14,425)      (4,263)
                                       --------     --------     --------     --------

Comprehensive income (loss) .......    $  3,520     $  5,984     $ (9,114)    $(15,274)
                                       ========     ========     ========     ========



3. EQUITY INVESTMENTS

   Boston Scientific Corporation

   During the three and nine months ended March 31, 1999, Cohesion sold 400,000 and 800,000 shares (post-split), respectively, of Boston Scientific common stock for a pre-tax gain of approximately $10.9 million and $23.3 million, respectively. Boston Scientific's common stock split 2:1 as of November 30, 1998. Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On March 31, 1999, the closing price of Boston Scientific common stock was $40.625 per share. At March 31, 1999, the Company held 1.3 million shares (post-split) of Boston Scientific, representing less than 1% ownership interest.

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

   Boston Scientific Corporation

                                   MARCH 31,    JUNE 30,
                                     1999        1998
                                   -------      -------
                                      (IN THOUSANDS)
Amortized Cost..............       $ 2,737      $ 4,468
Gross Unrealized Gains......        48,682       69,511
                                   -------      -------
Estimated Fair Value........       $51,419      $73,979
                                   =======      =======


   To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At March 31, 1999, 1.2 million shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion. During the three and nine months ended March 31, 1999, the Company received $1.7 million and $2.8 million, respectively from the expiration of collars. The fair value of the equity collars at March 31, 1999 was $2.7 million.


   Innovasive Devices, Inc.

   Prior to October 1996, Cohesion's 843,936 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions that prevented the sale of any of such shares. At March 31, 1999, these restrictions were no longer applicable on 331,300 shares of Innovasive Devices common stock held by Cohesion. Cohesion carries the portion of its investment in Innovasive Devices which can be sold within one year, as an available-for-sale investment at market value, or $1.1 million at March 31, 1999, reflecting an unrealized loss of $500,000 ($1.1 million estimated fair value less $1.6 million cost), which has been included in a separate component of stockholders' equity, net of tax. The remaining 512,636 restricted shares of common stock continued to be valued at cost of $2.5 million. The investment in Innovasive Devices is included in "other investments" in the accompanying balance sheets.

   During the quarter ended March 31, 1999, Cohesion did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at March 31, 1999, was $3.313 per share. At March 31, 1999, Cohesion held approximately a 9% ownership position in Innovasive Devices.


   Pharming, B.V.

   Prior to July 1998, Cohesion's investment in Pharming B.V. ("Pharming") was valued at cost or $7.0 million. In July 1998, Pharming became a publicly traded company, at which time the Company's shares were converted into 838,512 shares of Pharming common stock. The Pharming common stock held by the Company was restricted from sale until December 31, 1998. Cohesion's shares of Pharming common stock are classified as an available-for-sale investment at market value, or $5.1 million at March 31, 1999, reflecting an unrealized loss of $1.9 million ($5.1 million estimated fair value less $7.0 million cost), which has been included in a separate component of stockholders' equity, net of tax. The investment in Pharming is included in "other investments" in the accompanying balance sheets.


   Pharming common stock is quoted on The EASDAQ Stock Market under the symbol PHAR. The closing price of Pharming common stock at March 31, 1999, was $6.035 per share. At March 31, 1999, Cohesion held approximately a 6% ownership position in Pharming.


4. SHORT-TERM DEBT

   The Company has a short-term borrowing arrangement with a securities broker. The interest rate on the demand loan is based on LIBOR + 1-1/8% and the debt is collateralized by the Boston Scientific common stock. At March 31, 1999 there was no balance outstanding under the arrangement.


5. STOCKHOLDERS' AND PARENT COMPANY EQUITY

  Parent Company Equity

    Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the Distribution date. Retained earnings has been established thereafter, and includes net income for the Company since August 19, 1998.


   Cohesion Corporation Stock Options

   In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation, a majority-owned subsidiary of the Company. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $498,000 and $2.9 million of compensation expense related to these canceled options during the three and nine months ended March 31, 1999 and expects to records an additional $2.9 million over fiscal years 1999 through 2001.


6. INCOME TAXES

   The effective tax rate for the nine months ended March 31, 1999 was 40%. There was no tax provision for the prior year based on fiscal year 1998 projections at that time.


7.  EARNINGS PER SHARE

   Historical per share data for the quarter and nine months ended March 31, 1998 has not been presented as no common shares were outstanding until June 25, 1998.

   For the three and nine months ended March 31, 1998, basic and diluted pro forma net loss per share was $0.01 and $1.13, respectively, based on 8,989,000 (basic) and 9,071,000 (diluted), and 8,901,000 (both basic and diluted) shares, respectively, assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had occurred on July 1, 1997 based on the number of Collagen common shares and common equivalent shares outstanding for that period, assuming a one-for-one exchange ratio in the Distribution.

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


OVERVIEW

   Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation ("Collagen"), in June 1997. In October 1997, Collagen announced that it would proceed to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG (the "Transferred Businesses") to the Company. Collagen also contributed various equity investments to the Company, including all of its holdings in Boston Scientific Corporation ("Boston Scientific") and Innovasive Devices, Inc. ("Innovasive Devices"), which together had an aggregate market value of $55.0 million at March 31, 1999. In connection with the separation of the two groups, Collagen distributed as a dividend to its stockholders on August 18, 1998, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "Distribution"). The Company and Collagen have entered into various agreements (the "Intercompany Agreements") to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the Distribution. A description of the assets and liabilities contributed by Collagen to the Company is contained in Note 1 of Notes to Condensed Consolidated Financial Statements.

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

   The Company is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. CoStasis surgical hemostat, the Company's lead hemostatic product, is designed for use initially in cardiothoracic indications. The Company completed a multi-site, randomized, pivotal clinical trial in Europe and received European Community Certification ("CE Mark") for CoStasis in September 1998. The Company launched CoStasis in Europe during the quarter ended March 31, 1999. The Company has received an Investigational Device Exemption ("IDE") from the United States Food and Drug Administration ("FDA") for CoStasis and has commenced U.S. pivotal trials targeting cardiac, hepatic, orthopedic and general surgery indications. The Company is completing a feasibility study in Europe with CoSeal(TM) surgical sealant, the Company's lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions. The Company is beginning an expanded clinical study with CoSeal(TM) in Europe. The Company believes its surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. The Company also sells Collagraft implant, an orthopedic product, and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. The Company's products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.


RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 1999 and 1998

   Product sales of $428,000 during the three months ended March 31, 1999, increased by approximately $190,000 or 80%, compared to product sales of $238,000 for the same prior-year period. Product sales of $1.7 million during the nine months ended March 31, 1999, increased by approximately $200,000 or 13.0%, compared to product sales of $1.5 million for the same prior-year period. Sales of Collagraft of $255,000 during the three months ended March 31, 1999, increased by approximately $119,000 or 88%, compared to sales of $136,000 for the same prior-year period. The increase is due to the timing of shipments to Zimmer. Sales of Collagraft of $1.2 million during the nine months ended March 31, 1999, increased by approximately $100,000 or 9%, compared to sales of $1.1 million for the same prior-year period. The Company expects sales of Collagraft in fiscal 1999 to be at levels slightly higher than those of fiscal 1998 due to anticipated product launches by Zimmer in Japan and by the Company in certain European countries.

   A number of uncertainties exist surrounding the marketing and distribution of Collagraft bone graft products. The Company's primary means of distribution for these products in the United States and Japan is through Zimmer, a third-party firm. The Company's business and financial results could be adversely affected in the event that Zimmer is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

   Cost of sales as a percentage of sales were 93% and 58% for the three and nine months ended March 31, 1999, respectively, compared to 52% and 54% for the same prior-year period. For the three months ended March 31, 1999, cost of sales as a percentage of sales of 93% is the result of high initial production costs for CoStasis. Cost of sales as a percentage of sales for fiscal 1999 is expected to be comparable to fiscal 1998 as cost of sales will reflect the cost of goods for CoStasis as well as a full year's impact of the supply agreement with Collagen, which provides for cost to be determined on a defined formula.

   Research and development ("R&D") expenses were $3.7 million and $3.9 million for the three months ended March 31, 1999 and 1998, respectively. R&D expenses for the nine months ended

March 31, 1999 was comparable to the same prior-year period. The 5% decrease in R&D spending for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, was primarily due to lower spending in the recombinant human collagen program which was partially offset by increased spending in the tissue adhesive and biosealant programs. R&D expense for fiscal 1999 is reflected net of reimbursement from Collagen for the recombinant human collagen program in accordance with the Intercompany Agreements. The Company expects R&D spending in fiscal 1999 to be at levels comparable to fiscal 1998.

   Selling, general and administrative ("SG&A") expenses of $1.7 million during the three months ended March 31, 1999, increased by approximately $500,000 or 42%, compared to SG&A expenses of $1.2 million for the same prior-year period. SG&A expenses of $4.9 million during the nine months ended March 31, 1999, increased by approximately $1.1 million or 29%, compared to SG&A expenses of $3.8 million for the same prior-year period. The SG&A expense increased over the prior-year is due primarily to increased marketing costs associated with the anticipated launch of CoStasis in Europe. SG&A costs for the periods presented include expenses related to Collagen's former CEO, Mr. Palefsky. The Company made cash payments of $575,000 to Mr. Palefsky in fiscal 1998, and made cash payments to Mr. Palefsky during fiscal 1999 totaling $218,750. The Company also agreed to forgive all indebtedness, aggregating $1.6 million, owed by Mr. Palefsky to Collagen (and assumed by the Company effective January 1, 1998) subject to certain conditions. (See Note 1 of Notes to Condensed Consolidated Financial Statements) Such indebtedness was fully reserved during fiscal 1997. SG&A expenses are expected to remain relatively constant in fiscal 1999 due to reductions in costs associated with the Distribution, and expenses associated with Mr. Palefsky, offset by anticipated increased expenses associated with operating as a public company. Future levels of SG&A spending will depend on various factors, including the level of product sales.

   During the three and nine months ended March 31, 1999, the Company recorded $498,000 and $2.9 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company expects to record an additional $2.9 million of compensation expense with respect to the cash-out of Canceled Options, which will be recognized during fiscal years 1999 through 2001.

   Gains on sales of investments were $13.2 million and $27.2 million for the three and nine months ended March 31, 1999, respectively, compared to $5.0 million and $13.7 million for the same prior-year period. During the three and nine months ended March 31, 1999, the Company sold 400,000 and 800,000 shares (post-split), respectively, of Boston Scientific common stock which provided cash proceeds of $11.8 million and $25.0 million, respectively. Also included in the gain on sales of investments for the three and nine months ended March 31, 1999, was proceeds of $1.7 million and $2.8 million, respectively, from the expiration of equity collar investments. The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and the anticipated cash needs of the Company.

   For the three months ended March 31, 1999, net interest expense was $6,000 compared to $26,000 of net interest income for the same prior-year period. Net interest income for the nine months ended March 31, 1999 and 1998, was $61,000 and $262,000, respectively. For the three and nine months ended March 31, 1999, interest expense totaled $8,000 and $12,000, respectively (See Note 3 of Notes to Condensed Consolidated Financial Statements). In addition to interest on short-term borrowings, the decrease in net interest income for the nine months ended March 31, 1999, was mainly due to lower average cash, cash equivalent, and short-term investment balances in the current fiscal year.

   The Company recorded a provision for income taxes of 40% for the nine months ended March 31, 1999. There was no provision for income taxes recorded for the prior year based on projections at that time for the fiscal year 1998.


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

   At March 31, 1999, cash, cash equivalents and short-term investments were $5.1 million. Net cash used in operating activities was $18.9 million for the nine months ended March 31, 1999. For the nine months ended March 31, 1999, cash provided by investing activities was $25.1 million and was primarily related to proceeds of $25.0 million from the sale of 800,000 shares (post-split) of Boston Scientific common stock and proceeds of $4.9 million from the sales of short-term and other investments, including $533,000 of other affiliated stock, partially offset by capital expenditures of $4.8 million. Cash proceeds from financing activities of $3.3 million were received primarily from borrowings, offset by $3.3 million to payback the borrowings and $1.8 million used to purchase shares of the Company's common stock. The Company anticipates capital expenditures to be approximately $6.0 million in fiscal 1999.

   In September 1998, the Company's Board of Directors approved a stock repurchase program to repurchase up to 1.0 million shares of the Company's Common Stock at a price of up to $4.25 per share. As of March 31, 1999, the Company had repurchased an aggregate of 480,100 shares of Common Stock under this program.

   The Company's principal sources of working capital include sales of Boston Scientific common stock and its cash, cash equivalents, short-term investments and short-term borrowing arrangement. The Company anticipates that sales of Boston Scientific common stock will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliated companies. The Company may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, the Company may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to the Company on acceptable terms, if at all.

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

   The Company believes that its current sources of liquidity should be adequate to fund its anticipated capital requirements through at least the next two fiscal years. However, during this period and thereafter, the Company may require additional financing. The Company does not anticipate significant capital expenditures in the near term other than what is noted above; however, it may make investments in businesses and technologies that are necessary to support its objectives. There can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. Furthermore, any additional equity financing may be dilutive to stockholders and additional debt financing, if available, may involve restrictive covenants.

   On February 1, 1999, Cohesion formed a new company, NeuColl, Inc. ("NeuColl"), a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion will initially provide funding to NeuColl, however, the Company expects that NeuColl will eventually seek third-party funding.



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

    The Company has started its assessment of information technology business systems, product, operating equipment, and third party interfaces, including suppliers. To date, the Company has not identified any significant problems. The Company plans to use Collagen's computer systems until June 30, 1999 under one of the Intercompany Agreements. Some of Collagen's older computer programs were written using two digits rather than four to define the applicable year. Collagen has completed an assessment and has notified the Company that it will modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company will incur no costs related to ensuring that Collagen's computer systems are year 2000 compliant. Accordingly, the Company estimates that its costs associated with the year 2000 issue will be immaterial. Subsequent to June 30, 1999, the Company expects to utilize its own recently purchased computer system, which the Company believes is Year 2000 compliant. The Company implemented a new financial information system during fiscal 1999.

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


Dependence on Boston Scientific Stock to Fund Operations

   The Company has implemented a "protect" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering 1.2 million shares of its Boston Scientific stock holdings as of March 31, 1999. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $31.00 (post-split) and allow for limited upside participation should the stock price rise above approximately $49.00 (post-split), there can be no assurance that the Company will be able to sell the remaining unhedged shares of Boston Scientific stock at attractive prices if, when and as needed. Failure to achieve such sales could jeopardize the Company's ability to fund its operations and require it to engage in additional financing alternatives, some of which might be dilutive. The market price of Boston Scientific common stock is highly volatile and, as a medical device manufacturer, the Company believes that Boston Scientific is subject to a number of the same factors affecting its operations as the Company, as well as additional factors not applicable to the Company. Any significant downward fluctuation in the market price for Boston Scientific common stock could adversely impact the Company's earnings due to lower amounts realized on any sales by the Company of such stock.


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


Limited Manufacturing Capacity

   Cohesion expects to manufacture and package the final CoStasis and CoSeal products and that it will use outside contractors for other functions, such as non-proprietary, high-volume processes. There can be no assurance that the Company will be able to manufacture commercial quantities of its planned products in a timely manner, or at all, and at commercially reasonable costs on a timely basis. There can also be no assurance that the Company or its suppliers or contract manufacturers will not experience materials shortages in the future. Any of these factors could have a material adverse effect on the Company's ability to develop and commercialize its products, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As part of its strategic alliance efforts, the Company invests in equity instruments of biotechnology or biomedical device companies that are subject to fluctuations in market value from changes in stock prices and thus has material equity investments at March 31, 1999 with related market risks.

    The table below provides information about the Company's equity investment portfolio (in thousands):

                               FAIR VALUE AT
EQUITY INVESTMENTS             MARCH 31, 1999
------------------------------ ----------------
                                 (IN THOUSANDS)
Boston Scientific                       $51,420
Innovasive                                2,796
Medarex                                   2,590
Pharming                                  5,061
                                        -------
    Total Portfolio                     $61,867
                                        =======

   To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At March 31, 1999, 1.2 million shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion. During the three and nine months ended March 31, 1999, the Company received $1.7 million and $2.8 million, respectively from the expiration of collars. The fair value of the equity collars at March 31, 1999 was $2.7 million.

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.



Item 1.  Legal Proceedings

         Not Applicable



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








                                       COHESION TECHNOLOGIES, INC.



Dated: May 17, 1999                    s/   Sharon Kokubun
                                       ----------------------------------------
                                       Sharon Kokubun
                                       Vice President, Financial Operations
                                       (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

         FORM 10-Q QUARTERLY REPORT FOR THE QUARTER ENDED MARCH 31, 1999


                                INDEX TO EXHIBITS

                                                                                  Sequentially
  Exhibit                                                                        Numbered Page
  Number                                  Exhibit
------------------------------------------------------------------------------------------------
    27     Financial Data Schedule (EDGAR version only)
    27.1   Financial Data Schedule (EDGAR version only)
    27.2   Financial Data Schedule (EDGAR version only)
