Form 10-K405
period 1999-06-30
COHESION TECHNOLOGIES INC
filed 1999-09-28
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)

[ X ] Annual report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended JUNE 30, 1999,

                                       OR

[   ]      Transition report pursuant to Section 13 OR 15(d) of the Securities
           Exchange Act of 1934 For the transition period from_____________ to
           _______________

                        Commission file number: 000-24103

                           COHESION TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                      94-3274368
 (State or Other Jurisdiction                          (I.R.S. Employer
       of Incorporation or                            Identification No.)
          Organization)
                      2500 FABER PLACE, PALO ALTO, CA 94303
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's telephone number, including area code: (650) 320-5500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the common stock on September 3, 1999 on The Nasdaq Stock Market, was approximately $28,850,445. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 3, 1999, the registrant had 8,461,477 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

     The following information should be read in conjunction with the Consolidated Financial Statements and the notes thereto. This Annual Report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of Cohesion that involve certain risks and uncertainties including those discussed in "Additional Factors that Might Affect Future Results" below. In this report, the words "anticipates," "believes," "expects," "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of Cohesion may differ materially from any forward-looking statements due to such risks and uncertainties. Cohesion assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date hereof. Cohesion undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Cohesion Technologies, Inc. was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation, in June 1997. In October 1997, Collagen announced that it would separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion. Collagen also contributed various equity investments to us, including all of its holdings in Boston Scientific Corporation. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various intercompany agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution.

     Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. CoStasis(TM) Surgical Hemostat, our lead hemostatic product candidate, is designed for use in cardiovascular, orthopedic and general surgery indications. We received European Community certification for CoStasis in September 1998 and began product introductions in Europe in February 1999. During fiscal 1999, we completed a pivotal clinical trial of CoStasis in the U.S., and filed a PMA application with the FDA in June 1999. We also completed a feasibility study and initiated an expanded clinical study in Europe in fiscal 1999 for CoSeal(TM) Surgical Sealant, our lead biosealant product candidate designed for sealing organs and other tissues resulting from surgical wounds and incisions. Cohesion also sells Collagraft(R), an orthopedic product, through its newly-formed subsidiary, NeuColl, Inc., and has research and development programs in orthopedic areas and in recombinant human collagen and thrombin. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in vivo and bind to tissue.

PRODUCTS AND DEVELOPMENT PROGRAMS

     Although we are currently selling CoStasis in Europe and marketing a line of collagen-based materials for research applications, which include Vitrogen, Cell Prime, Angiostat and other bulk collagen products, most of our products are still under development. Most of these products under development are being designed to target the market for wound treatment, which includes at least two significant segments: hemostatic products, used to control bleeding, and surgical sealants, used to seal organs and tissues compromised by surgery or other trauma. During most surgical procedures, which entail damage to the vasculature and the compromise of normal tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the vasculature, heart, bladder and bowel, however, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels, and the attendant pulsating blood loss, by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon's ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and wound closure.

COSTASIS SURGICAL HEMOSTAT

     Cohesion's first surgical product is CoStasis Surgical Hemostat. CoStasis is a sprayable liquid hemostat designed for use in surgical procedures to control bleeding from capillaries and small veins. Composed of a sterile suspension of bovine fibrillar collagen and bovine thrombin in calcium chloride, CoStasis is applied to the bleeding site with the patient's plasma, incorporating the surgical advantages of collagen, fibrinogen and thrombin. The pre-mixed, ready-to-use collagen/thrombin suspension is supplied in one syringe and is mixed with the patient's own plasma from a second syringe at the time of administration to the bleeding site. The patient's plasma provides the source of fibrinogen that is cleaved by the thrombin to form a collagen-reinforced fibrin clot, which is hemostatic and adherent to the bleeding tissue.

     The collagen component of CoStasis is derived from closed-herd cows, whose maintenance is overseen by Collagen and which constitute a source available to none of our competitors. The thrombin component is obtained from commercial sources, and is processed to a high level of purity. The use of these components minimizes the possibility of allergic reactions associated with lower-purity bovine collagen or thrombin used in other products. In addition, both components come from manufacturing processes which eliminate viruses, providing a further margin of safety. The pre-mixed nature of the collagen/thrombin components reduces preparation time compared to lyophilized commercial fibrin sealants, which must be reconstituted before use, and when compared to other agents, which have complex preparation requirements.

     In addition, we have developed a patented system, called the CellPaker, which is designed to quickly and sterilely separate the patient's blood into plasma in the operating room for use in conjunction with CoStasis. The CellPaker is a single-use device, which is packaged separately from CoStasis, and which we believe makes it easy to obtain the patient's plasma upon entry into surgery. Unlike competitive products, which generally require a large amount of a patient's blood (or plasma from a pooled blood source) and have lengthy preparation times, CoStasis is designed to require a small amount of a patient's blood and have a relatively short preparation time (less than 10 minutes).

     When applied to a bleeding surface, the CoStasis/plasma composite is designed to rapidly form a collagen/fibrin matrix which conforms to the tissue surface and is able to enter surface cracks and crevices. The hemostatic capacity of the collagen/fibrin gel is a combination of the effects of collagen, fibrin and thrombin in activation of the coagulation cascades and in presenting a physical barrier which exerts pressure on the site to stem blood flow. Preclinical studies have demonstrated that CoStasis acts significantly faster than traditional hemostatic sponges and commercial fibrin sealants in the control of bleeding from a variety of bleeding tissue sites. CoStasis also proved effective in controlling bleeding in animal models in which coagulation was compromised using heparin or aspirin. We believe that these preclinical data indicate that CoStasis has the potential to be highly effective in the rapid control of diffuse bleeding from capillaries, venules, and arterioles under diverse conditions modeling clinical use and tissue conditions.

     CoStasis has been used to control bleeding in cardiovascular, orthopedic, hepatic and general surgery indications in clinical trials in the United States and Europe. We received a CE Mark in September 1998 and began product introductions in Europe in February 1999, having signed and trained nine distributors by the end of the fiscal year. We have also completed pivotal trials in the United States and filed a PMA application with the FDA in June 1999.

     CoStasis contains thrombin, which is a FDA-licensed biological drug. Consequently, the FDA considers CoStasis to be a combination product subject to jurisdiction by the Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health. The FDA has assigned lead review responsibility to CDRH following a "Request for Designation" determination by the FDA in September 1996. We believe that this decision was significant because the regulatory approval processes for devices conducted by CDRH are typically of a shorter duration and less complex than the review process conducted by CBER for biological drugs. In July 1999, we were informed by the FDA that our PMA filing would be given streamlined review status and that an advisory panel hearing would not be required.

COSEAL SURGICAL SEALANT

     Cohesion's second surgical product under development is CoSeal Surgical Sealant. Surgical repair necessitates the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, "home-brew" or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

     CoSeal Surgical Sealant uses two biocompatible liquids which polymerize in seconds at the site of application without the need for activating equipment and are absorbed by the body within weeks after the tissue has repaired. CoSeal is based on reactive derivatives of polyethylene glycol, also known as PEG, which has a history of safe use in other medical applications. These PEG-polymers are liquids of low viscosity and flow readily across the surfaces to be sealed. In seconds, they covalently cross-link with the patient's tissue over the treated surgical site to form a tightly bound matrix with excellent elasticity and strength. CoSeal is based on a completely synthetic, PEG-polymer platform technology, which avoids the need for any blood products or animal proteins, addressing concerns about transmission of infectious agents.

     Some existing products and products in development use light- or energy-activated polymers that require significant additional equipment in the surgical field and are difficult to use in minimally invasive surgery. CoSeal is a self-polymerizing device which does not require activating equipment. In consultation with our clinical advisers, we are also developing a variety of special delivery devices, which complement the designed flexibility in CoSeal, giving surgeons a variety of tools for diverse applications.

     CoSeal has demonstrated ease of use and clinical effectiveness in sealing surgical sites in cardiovascular grafting procedures in animal models. Once CoSeal was applied, vascular grafts did not leak at anastomoses or puncture sites when treated. During fiscal 1999, we completed a feasibility study in Europe for cardiovascular and vascular surgery procedures and initiated an expanded clinical study. The CE mark cohort of this expanded study was completed by August 1999.

ORTHOPEDICS

     In addition to the market for wound treatment, Cohesion is focusing on the market for bone graft substitutes. On February 1, 1999, Cohesion formed a new company, Neucoll, Inc., a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant. NeuColl is currently marketing Collagraft, a proprietary bone graft substitute product, in the U.S. through its partner, Zimmer, Inc., a subsidiary of Bristol-Myers Squibb Company. NeuColl is also developing a number of additional collagen-based products for use in a variety of orthopedic indications. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion is providing the initial funding for NeuColl. NeuColl is currently seeking third-party funding, however, it may not be successful in finding financing during fiscal 2000 and Cohesion may discontinue funding.

     Collagraft. Collagraft is a proprietary bone graft substitute which provides a scaffolding around which new bone can grow. A bone graft substitute eliminates the need for a patient to undergo a painful autograft bone grafting procedure, which involves harvesting the patient's own bone from another site, and prevents the transmission of human infectious agents and inconsistent results from allograft procedures where bone graft supplied through a bone bank is used. Collagraft strip products are indicated for use in acute long bone fractures and traumatic bone defects to provide a matrix for the repair process of bone. The Collagraft products are a mixture of purified fibrillar collagen and hydroxyapatite/tricalcium phosphate ceramic and are supplied sterile in strip (premixed) form. When used with the patients's own bone marrow, Collagraft takes on osteoinductive and osteogenic properties. Hydroxyapatite is a biocompatible substance that is minimally reabsorbed. Tricalcium phosphate is radiopaque, biocompatible and biodegradable. Its degradation products can be reconstituted by the body to form new bone mineral, allowing for bone deposition.

     NeuColl is currently marketing its Collagraft products through its partner, Zimmer, in the U.S. and Asia, pursuant to a product development and distribution agreement. Under the terms of the agreement, Zimmer has exclusive and perpetual distribution rights for Collagraft in certain countries and territories. NeuColl is required to pay Zimmer a royalty for Collagraft products sold by NeuColl in NeuColl's territory over a specified period. NeuColl has sole discretion as to whether and how to market Collagraft outside of Zimmer's territory and holds a license to use, with the right to sublicense, Zimmer's Collagraft trademark to market Collagraft outside of Zimmer's territory and to seek trademark protection of Collagraft in its own name. NeuColl began selling Collagraft in Europe in the last half of fiscal 1999 through a network of independent distributors.

     NeuVisc(TM). Osteoarthritis, also known as degenerative joint disease, is the most prevalent form of arthritis in the United States. The Centers for Disease Control and Prevention estimated in 1990 that seven million people in the United States suffered significant limitations in their daily activities due to the effects of osteoarthritis. We conducted a European feasibility study involving 30 patients in 1997. Significant pain reduction was obtained with a single injection of NeuVisc(TM), NeuColl's injectable collagen intra-articular implant. NeuColl continued to conduct preclinical studies in fiscal 1999 and expects to conduct additional clinical trials in Europe during fiscal 2000.

     Bone Anchors. Bone anchors are used to anchor soft tissue to bone. NeuColl is in the process of developing a bone anchor product with Innovasive Devices, Inc. pursuant to a research and development agreement. Under the terms of the agreement, the parties have agreed to jointly develop fully or partially resorbable mechanical meniscal repair devices and mechanical tissue-to-bone fixation devices and the rights, title and interest in any technology jointly developed are jointly owned. The parties have agreed that until October 2000, neither party will develop or commence the development of any such products independently, or in collaboration with, or purchase any such products from, any third party. Under a related distribution agreement, Innovasive Devices holds exclusive marketing rights to such product.

OTHER PRODUCT DEVELOPMENT PROGRAMS

     Recombinant Human Collagen and Thrombin. The recombinant programs are focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. Our objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in our products. We believe that by achieving this objective, we will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. Cohesion has made an equity investment in and is actively collaborating with Pharming, B.V. of The Netherlands for the purpose of developing recombinant human collagen through transgenic animals.

     Adhesion Prevention Barriers. Cohesion is also developing an adhesion-prevention barrier, based on our proprietary PEG-polymer technology. Adhesion-prevention barriers are used to prevent the formation of debilitating or painful internal tissue adhesions (or scars) after surgery. The few products currently on the market suffer serious shortcomings, including low efficacy, high cost, difficult handling, and ineffectiveness in the presence of blood. Cohesion believes its PEG-polymer technology, will offer superior efficacy, greater ease-of-use and lower cost, relative to products on the market or known to be under development.

RESEARCH AND DEVELOPMENT

    Cohesion's research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. We have identified opportunities in using only synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, future product development will utilize our proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the years ended June 30, 1999, 1998, and 1997 were $15.3 million, $16.3 million and $9.6 million, respectively.

     The following table summarizes the status of our products and development programs. The column titled "Status" indicates product development status. "Preclinical" denotes formulation and efficacy studies in animal models necessary to support an application to commence human clinical testing. "Research" includes discovery, research, development of and subsequent identification of a candidate for preclinical studies. The regulatory approval process requires successful completion of many steps before a product is approved for commercialization. See " -- Government Regulation."

--------------------------------  --------------------------------------------  ------------------------------------------
    PRIMARY PROGRAM/PRODUCT                       STATUS                              PRIMARY EXPECTED APPLICATION
--------------------------------  --------------------------------------------  ------------------------------------------
  COSTASIS SURGICAL HEMOSTAT      Europe:  CE Mark received in September        General, hepatic, orthopedic and
                                  1998; initial product launch in February      cardiovascular procedures
                                  1999

                                  United States:  Pivotal clinical trial
                                  completed; filed PMA application in June
                                  1999; informed by FDA in July 1999 of
                                  streamlined review status
 -------------------------------  --------------------------------------------  ------------------------------------------
   COSEAL SURGICAL SEALANT        Completed feasibility study; initiated        Anastamoses and incision lines in
                                  expanded clinical study in Europe during      cardiovascular and vascular procedures
                                  fiscal 1999, completing CE Mark cohort by
                                  August 1999
 -------------------------------  --------------------------------------------  ------------------------------------------
   ORTHOPEDICS
     Collagraft                   Marketed and distributed in U.S. and Asia     Bone grafting applications
                                  through Zimmer, Inc.

                                  Distributed in Europe, Canada and Australia by NeuColl via network of independent distributors

     NeuVisc(TM)                  Completed clinical feasibility study in       Pain relief from osteoarthritis
                                  Europe in 1997; continued preclinical         (degenerative joint disease in bones)
                                  studies in fiscal 1999;
                                  European pivotal clinical trial planned for
                                  fiscal 2000

     Bone Anchor                  Development                                   Soft tissue fixation to bone
 -------------------------------  --------------------------------------------  ------------------------------------------
   OTHER PROGRAMS

     Adhesion Prevention          Preclinical studies                           Prevention of post-surgical adhesion
     Barriers                                                                   formation in general, gynecological,
                                                                                orthopedic and cardiovascular procedures

     Recombinant Human            Research                                      Replacement for bovine collagen and
     Collagen and Thrombin                                                      thrombin
 -------------------------------  --------------------------------------------  ------------------------------------------

MANUFACTURING

     Cohesion manufactures and packages the final products for CoStasis and uses outside contractors for other functions such as non-proprietary, high-volume processes. We anticipate that this will also be the case for CoSeal. Cohesion has approximately 6,000 square feet of manufacturing space in Palo Alto, California, which was constructed in fiscal 1999. There can be no assurance that we will be able to attract, train and retain the required personnel or will be able to increase our manufacturing capability to manufacture commercial quantities of our planned products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and we may encounter similar problems. We can make no assurance that our manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have a material adverse effect on our ability to develop and commercialize products, which in turn would have a material adverse effect on our business, financial condition and results of operations. See "-- Additional Factors that Might Affect Future Results."

     Cohesion purchases raw materials used in its products from various suppliers. For example, Cohesion purchases all of its requirements for collagen materials from Collagen pursuant to the terms of the intercompany agreements entered into in connection with our spin-off from Collagen. These materials have generally been readily available in the marketplace and have not been the subject of shortages; however, Cohesion, its suppliers or contract manufacturers may experience material shortages in the future. The source of the collagen supplied by Collagen is bovine dermis. Collagen uses a patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, Collagen has sourced the bovine dermis from a "closed herd" of cattle in an effort to prevent diseases, such as Bovine Spongiform Encephalopathy or BSE, a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, Collagen would have a limited ability to quickly increase its supply of acceptable cattle. Any such diminution would have a material adverse effect on our ability to sell bovine collagen-based products and, as a result, our results of operations would be materially and adversely affected. Cohesion may also purchase polyethylene glycol, also known as PEG, from a sole supplier. The PEG material is a key raw material component used in our CoSeal product. Under the product development and distribution agreement with Zimmer, NeuColl is required to purchase HA/TCP (hydroxyapatite/tricalcium phosphate) solely from Zimmer for the manufacture of the Collagraft implant; provided, however, NeuColl is released from such obligation if Zimmer is unable to meet certain product specifications, Zimmer fails to supply NeuColl with a certain percentage of its requirements for three consecutive months or an alternative supplier becomes available at competitive prices which Zimmer is unwilling to match. Any future shortages of materials or components could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that materials and components can be obtained at attractive prices in the future. Pursuant to the intercompany agreements, Collagen supplies NeuColl and our requirements for Collagraft and Intermediate Products, respectively.

     Cohesion, as well as any third-party manufacturers of its products, will be subject to inspections by the FDA for compliance with applicable good manufacturing practices, recently codified in the quality system regulation requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection in preparation for obtaining a CE Mark on our products. Despite these efforts, we may not be able to obtain all necessary FDA inspections of our facility in a timely fashion, if at all. Cohesion has not yet undergone an FDA quality system regulation inspection but expects to do so as part of the approval process for CoStasis. See " -- Government Regulation."

SALES, MARKETING AND DISTRIBUTION

     CoStasis is currently distributed in Europe through geographically-focused, specialty distributors with existing customer relationships and established sales infrastructures. We face significant sales and marketing challenges in Europe, which is a market that is fairly entrenched with using a fibrin sealant product for many years. For the United States, Cohesion is currently considering a range of distribution alternatives that will target the concentrated cardiovascular surgery segment as well as other surgical specialties, such as general surgery, neurosurgery and orthopedics. Our sales, marketing and distribution plans will be dependent in part on our ability to enter into successful strategic relationships and hire, train and retain specialized personnel. There can be no assurance that we will be able to secure such strategic relationships or hire, train or retain specialized personnel on terms that are attractive and acceptable to Cohesion, if at all.

     While sales of Collagraft bone graft products to Zimmer in fiscal years 1999, 1998, and 1997 totaled $1.9 million, $1.5 million, and $1.9 million, respectively, we can make no assurance regarding future sales levels. Collagraft bone graft products are marketed in the United States and Asia by Zimmer. Our orthopedic subsidiary, NeuColl, holds marketing rights for Collagraft bone graft products in Europe, Canada, Australia, Africa and the Middle East and began selling Collagraft in Europe during fiscal 1999 through a network of independent distributors. Sales of our collagen-based materials for research applications, which include Vitrogen, Cell Prime, Angiostat and other bulk collagen products, were not material in fiscal 1999, 1998, and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " -- Government Regulation."

COMPETITION

     Cohesion competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales and personnel resources than Cohesion. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by Cohesion or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by Cohesion or that would render our technology and products obsolete or uncompetitive. In such an event, our business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than Cohesion. Additionally, there can be no assurance that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent Cohesion commences manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to address the foregoing factors and circumstances could have a material adverse impact on Cohesion, its financial condition and results of operations.

     Hemostatic and Biosealant Devices. In the hemostatic and biosealant areas, we believe in the United States we face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, as well as from collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation and American Home Products Corporation. In addition, Baxter Healthcare Corporation received FDA approval for a fibrin sealant product. We also face competition from more recent products and technologies, such as those developed by Fusion Medical Technologies, Inc. and Focal, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and cyanoacrylates, another class of sealants, which are sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C and Cryolife. In the United States, there are several fibrin sealants under development, including those by the American Red Cross, Convatec, a subsidiary of Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). In addition to conventional fibrin sealants, there are a number of other products in late-stage development using cyanoacrylates or either collagen or polymer technologies, made by Fusion and Focal.

     Cohesion plans to develop a second-generation surgical sealant which eliminates the need to collect and process plasma at the time of surgery due to our PEG polymer technology and which will offer surgeons strong, easy-to-apply sealing in sensitive open and endoscopic surgery situations. Cohesion plans to ultimately seek additional indications in general surgery, urology and neurology. We believe that the second-generation biosealants we currently have under development will largely supersede fibrin sealants in adhesive applications and that patch or membrane products will likely remain niche products compared to liquid and gel formulations, because patch products are generally more difficult to handle and apply than a liquid or gel, especially in minimally invasive surgery. Most second-generation products under development are still in the preclinical stage in the United States and overseas, with the exception of those being developed by Focal, which is marketing its FocalSeal photoactivated polymer hydrogel outside of the United States with Ethicon, Inc., a Johnson & Johnson subsidiary, and BioGlue, which is sold by Cryolife.

     Orthopedics. Bone graft substitutes currently are used in a small fraction of bone grafting procedures. The majority of bone grafting procedures currently use autograft (autologous bone) taken from the patient's own body and allograft (bone from bone banks taken from deceased donors). Collagraft bone graft products belong to a new family of products called bone graft substitutes. The most direct competitor to Collagraft bone graft products is ProOsteon, a synthetic bone graft substitute made from coral, which is marketed by Interpore International, Inc. A less direct competitor to Collagraft bone graft products is an allograft bone product called Grafton, which is marketed by Osteotech, Inc. Several companies and institutions are engaged in the development of collagen-based and other materials, techniques, procedures and products for use in medical applications anticipated to be addressed by Collagraft bone graft products.

INTELLECTUAL PROPERTY

     Collagen and Cohesion have entered into an Assignment and License Agreement, effective January 1, 1998, which, among other things, allocates Collagen's technology and intellectual property between Cohesion and Collagen. Pursuant to this Agreement, substantially all of Collagen's technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant technology, was assigned to Cohesion, and Cohesion has granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license to such assigned technology and intellectual property that is used solely in the field of Collagen's business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. The Assignment and License Agreement provides that Cohesion and Collagen may obtain certain rights to improvements made by the other company prior to March 15, 2004, inasmuch as such improvements, if any, are in the applicable party's field of business. In addition, under the Assignment and License Agreement, Cohesion and Collagen have covenanted to not compete with each other's business until March 15, 2004.

     As of September 1999, Cohesion's patent portfolio includes approximately 100 U.S. and foreign issued patents and approximately 50 U.S. and non-U.S. patents pending. These patents cover novel compositions of a variety of biomaterials and uses in various fields of medicine. The patent portfolio has a strong focus on proprietary technology in the fields of collagen compositions and hydrophilic polymers used for in situ polymerization. Cohesion also holds several registered trademarks in the United States and a number of foreign countries and pursues the protection of its trademarks and service marks, whether or not such marks are registered. Notwithstanding these measures, Cohesion can make no assurance as to the effectiveness of its efforts and many of the older patents covering collagen-containing compositions have already begun to expire. However, the majority of the patent portfolio covers biomaterials that are tailored for use in a particular manner, and these patents will not expire until well into the next decade. In addition, Cohesion has a number of more recently issued patents covering various methods of treatment using specific formulations of biomaterials that will not expire for 15 or more years.

     Cohesion has filed patent applications covering tissue adhesives, biosealants, and adhesion prevention agents; however, it can make no assurance that any such patents will issue, will provide Cohesion any competitive advantages or will not be challenged by third parties.

     Cohesion also relies upon trade secret protection for certain unpatented aspects of its proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to Cohesion's proprietary technology or disclose such technology, or that Cohesion can meaningfully protect its trade secrets. Cohesion requires its employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with it. These agreements generally provide that all confidential information developed or made known to the individual by Cohesion during the course of the individual's relationship with Cohesion is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to Cohesion shall be the exclusive property of Cohesion; however, certain of Cohesion's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for Cohesion in the event of unauthorized use, transfer or disclosure of such information or inventions.

     Cohesion's success will depend on its ability to obtain patent protection for its products, preserve its trade secrets, prevent third parties from infringing upon its proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that Cohesion's pending or future patent applications will issue, or that the claims of Cohesion's issued patents, or any patents that may issue in the future, will provide any competitive advantages for Cohesion's products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. Cohesion has filed patent applications in certain foreign countries corresponding to certain patent applications that it has filed in the United States and may file additional patent applications inside and outside the United States. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believe the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, offer for sale, sell and import its products. We are aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against Cohesion by third parties in the future challenging Cohesion's patent rights or claiming infringement by Cohesion of patents held by these or other third parties.

     Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While Cohesion intends to seek patent protection for its proprietary technology, products and processes, there can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of Cohesion's proprietary technologies, products and processes, or that Cohesion will be able to adequately enforce any such claims to protect its proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that Cohesion's inventors or licensors were the first to conceive of inventions covered by pending patent applications or that Cohesion was the first to file patent applications for such inventions. Cohesion may desire or may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to Cohesion, or at all. If Cohesion does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around or otherwise avoid such patents, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

     Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to Cohesion, to protect trade secrets or know-how owned by Cohesion, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to patent applications of Cohesion or its licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by Cohesion, and adverse determinations in any such proceedings could prevent Cohesion from manufacturing, marketing or selling its products and could have a material adverse effect on our business, financial condition and results of operations.

     Cohesion also relies upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain its competitive position, which it seeks to protect, in part, by confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. Cohesion also has invention or patent assignment agreements with its employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that Cohesion would have adequate remedies for any breach, or that Cohesion's trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

     Cohesion's existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework take a number of years and involve the expenditure of substantial resources.

     Additionally, in order for Cohesion to market its products in Europe and other foreign countries, Cohesion and/or its partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market our products outside the United States may be longer or shorter than that required in the United States. In order to market our products being developed in the member countries of the European Union, we will be required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE Mark certification process, Cohesion completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, one of the principal steps in the CE Mark process. In addition to a quality system audit, the CE Mark process involves review by the approving body of documentation submitted by Cohesion to document each product's clinical safety and performance.

     In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls relating to labeling, premarket notification and adherence to the FDA's good manufacturing practices, as recently codified in the quality system regulation requirements. Class II devices are subject to general and special controls relating to performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the Food, Drug & Cosmetic Act or a premarket approval application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this demonstration may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

     A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature, and any training materials. The PMA application can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable QSR requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

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

     If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

     We anticipate that our products currently in development will be regulated as Class III medical devices and will require PMA prior to being marketed in the United States. If this belief is true, we will need to obtain for each of our products an IDE in order to conduct clinical trials in the United States. There can be no assurance that we will receive Class III medical device designation for its products or that we will be able to obtain IDEs for each of its planned products or that data from such clinical studies if and when commenced will demonstrate the safety and effectiveness of our product or will adequately support a PMA application.

     If clearance or approval for a given product is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, Cohesion will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable QSR requirements, the Medical Device Reporting regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by Cohesion to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on the Cohesion's business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of the Cohesion's products are subject to change. Cohesion cannot predict the effect, if any, that such changes might have on its prospects, business, financial condition or results of operations.

     In November 1997, the President of the United States signed into law the FDA Modernization Act of 1997. This legislation makes changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. Among other things, the changes will affect the IDE, 510(k) and PMA processes, and also will affect device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. Cohesion cannot predict how or when these changes will be implemented or what effect the changes will have on the regulation of the company's products.

     Although we anticipate that our products in development will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application, or NDA, prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug application, or IND, must be submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. There can be no assurance that Cohesion will develop sufficient data and information to submit an IND for its products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on our business, financial condition or results of operations.

     The FDA regulates the manufacturing, product testing, and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable GMP and, in the case of medical devices, QSR requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that Cohesion will be able to comply with the applicable QSR requirements. In addition, we are required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure to comply with QSR regulations, or other FDA regulatory requirements, could have a material adverse effect on the Cohesion's business, financial condition, or results of operations.

     CoStasis contains thrombin, which is an FDA-licensed biological drug. Consequently, the FDA considers CoStasis to be a combination product subject to jurisdiction by Center for Biologics Evaluation and Research and the Center for Devices and Radiological Health. The FDA has assigned lead review responsibility to CDRH following a "Request for Designation" determination by the FDA in September 1996. We believe that this decision was significant, as fibrin sealants containing human plasma are regulated as biological drugs, which may substantially increase the duration and complexity of their regulatory approval processes compared to that of CoStasis. Although CoStasis is considered to be a combination product, consistent with lead review responsibility being assigned to CDRH, the product will be regulated primarily as a device. In June 1999, we filed a PMA application with the FDA and in July 1999, was informed by the FDA that CoStasis will be given streamlined review status and an advisory panel hearing would not be required. There can be no assurance that the data from the clinical trials will demonstrate the safety and effectiveness of CoStasis to the satisfaction of the FDA, and consequently there can be no assurance that CoStasis will be approved for commercial marketing by the FDA.

     With respect to CoSeal, we believe that the product will be regulated by the FDA as a medical device because similar biosealant products of other manufacturers have been classified and regulated as medical devices by the FDA. We completed a feasibility study and initiated an expanded clinical study in Europe during fiscal 1999, completing the CE mark cohort by August 1999. We expect to file an IDE application with the FDA, and seek marketing clearance at the conclusion of those studies by filing a PMA application with the FDA. In any event, there can be no assurance that the FDA will agree that the clinical study results, once submitted, will have adequately demonstrated the safety and effectiveness of CoSeal.

     The collagen used in our products is derived from the cow hides of U.S. cattle. Bovine Spongiform Encephalopathy or BSE was initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, we are not aware of any reports of BSE in U.S. cattle to date, and, currently Cohesion relies on a "closed herd" of U.S. cattle for its bovine collagen-based products. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect our ability to manufacture, market or sell its bovine collagen-based products, which could have a material and adverse effect on our business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

     Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, Cohesion and any future strategic marketing partners may be required to seek international reimbursement approvals. If required, there can be no assurance that any such approvals will be obtained in a timely manner, or at all, and failure to receive such international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

     In the United States, health care providers, such as hospitals and physicians, which purchase medical devices such as Cohesion's products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. Cohesion anticipates that in a prospective payment system, such as the diagnostic-related group system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for our products and therefore no assurance that reimbursement for Cohesion's products will be available. Accordingly, we believe that there will be no procedure-specific reimbursement codes for our products and therefore no assurance that reimbursement for Cohesion's products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, Cohesion could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of Cohesion's products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for such procedures would have a material adverse effect on our business, financial condition and results of operations. Cohesion's business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means.

PRODUCT LIABILITY AND INSURANCE

     The development, manufacture and sale of the Cohesion's products may expose us to product liability claims. Although to date no claim has been asserted against the company, there can be no assurance that Cohesion will not experience losses due to product liability claims in the future. Although we currently have general liability insurance and product liability insurance, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within Cohesion's business are or will be covered under our policies. Cohesion may require additional product liability coverage if the company significantly expands commercialization of its products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

Cohesion has a history of operating losses and anticipates continued operating losses.

     Prior to July 1, 1998, our historical results of operations discussed in this Annual Report, and contained in the financial statements and related notes included in this Annual Report, reflect the historical operations of the transferred businesses contributed by Collagen to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $31.5 million and $16.4 million in fiscal 1998 and 1997, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.9 million, $1.5 million and $1.9 million for the years ended June 30, 1999, 1998 and 1997, respectively, we do not expect such sales to increase substantially in the future. Such sales at their present levels do not contribute, in a material way, to our operating profitability. Cohesion's ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing its products in development, particularly CoStasis Surgical Hemostat and CoSeal Surgical Sealant and developing sales and marketing capabilities for its products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.

We must develop and commercialize our products to generate revenues.

     Except for Collagraft, our line collagen-based research material products, and CoStasis in Europe, all of our products are in research or preclinical or clinical development. We have not received marketing approval for any of our products from the FDA. The development and commercialization of new products are highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain CE Mark in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

Cohesion operates in an intense competitive environment.

     Cohesion competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation and American Home Products Corporation. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. and Fusion Medical Technologies, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross, Convatec, a subsidiary of the Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. In the orthopedics area, NeuColl's Collagraft bone graft products face competition from synthetic bone graft substitutes from Interpore International, Inc. and Osteotech, Inc. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications Cohesion anticipates addressing with its current and proposed products and research programs.

     Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than Cohesion. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by Cohesion or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by Cohesion or that would render our technology and products obsolete and uncompetitive. In such an event, Cohesion's business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than Cohesion. Additionally, there can be no assurance that any marketing or other strategic partners that Cohesion may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent Cohesion commences manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address the foregoing factors and circumstances could have a material adverse impact on Cohesion, its financial condition and results of operations. See "Business -- Competition;" and "Business -- Manufacturing."

The market may not accept our products.

     CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal anastomoses and sites of incision, in connection with surgery. There can be no assurance that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of its surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

We have limited marketing and sales capabilities.

     Cohesion currently has limited experience in marketing and selling its products under development and does not have a significant marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, if any, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that Cohesion enters into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. Failure to develop a sales and marketing force or enter into arrangements with other companies will reduce our ability to generate revenues.

We depend on the sale of Boston Scientific stock to fund operations.

     In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific. Cohesion has implemented a "protect" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering the substantial majority of its Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $31.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. The market price of Boston Scientific common stock is highly volatile and, as a medical device manufacturer, we believe that Boston Scientific is subject to a number of the same factors affecting its operations as Cohesion, as well as additional factors not applicable to Cohesion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

     As of September 15, 1999, we had 81 employees, 29 of whom were engaged directly in research and new product development, 11 in regulatory affairs, quality assurance and clinical activities, 15 in manufacturing, 9 in sales and marketing and 17 in finance and administration. Of the 81 employees, 10 are employees of NeuColl, our wholly owned subsidiary. Cohesion maintains compensation, benefits, equity participation, and work environment policies intended to assist in attracting and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract and retain such personnel. No employee of Cohesion is represented by a collective bargaining agreement, nor has Cohesion experienced any work stoppage. Cohesion considers its relations with its employees to be good.

EXECUTIVE OFFICERS

     Set forth below is certain information as of September 15, 1999 with respect to our executive officers.

NAME                                 AGE     POSITION
----                                 ---     --------
David Foster.....................     42     Chief Executive Officer, Director
Frank DeLustro, Ph.D.............     51     President and Chief Operating Officer,  Director
Ross Erickson....................     54     Vice President,  Regulatory  Affairs,  Clinical  Research
                                             and Quality Assurance
Charles Williams.................     56     Vice President, Operations
Alan Schempp.....................     47     Vice President, Sales and Marketing
Deborah Webster..................     40     Vice President and Chief Administrative Officer
Sharon Kokubun...................     43     Vice President, Financial Operations


     David Foster, Chief Executive Officer and Director. Mr. Foster has served as Chief Executive Officer of the Company since January 1998. From February 1997 to December 1997 he served as Senior Vice President and General Manager of the Collagen Technologies Group, a division of Collagen Aesthetics, Inc. From May 1992 until February 1997, Mr. Foster served as Chief Financial Officer of Collagen. Mr. Foster serves on the Board of Directors of Innovasive Devices, Inc. Mr. Foster has a B.S. in mechanical engineering and an M.B.A. from the University of California at Berkeley.

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

     Ross Erickson, Vice President, Regulatory Affairs, Clinical Research and Quality Assurance. Mr. Erickson has served as Vice President, Regulatory Affairs, Clinical Research and Quality Assurance of Cohesion since January 1998. He was Vice President of Regulatory Affairs and Clinical Affairs at Cohesion Corporation from May 1996 to December 1997. From January 1987 to April 1996, he held various positions with Collagen and was Vice President of Regulatory Affairs and Quality Assurance from 1991. Mr. Erickson has a B.A. and an

M.A. from Western Michigan University.

     Charles Williams, Vice President, Operations. Mr. Williams has served as Vice President, Operations of Cohesion since January 1998. He served as Vice President, Operations of Cohesion Corporation from March 1997 to December 1997. Prior to joining Cohesion Corporation, Mr. Williams served as Vice President of Operations at Collagenesis, Inc., a medical device company, from December 1996 to March 1997, and as Vice President of Operations at Fusion Medical Technologies, Inc., a medical device company, from March 1995 to November 1996. From March 1992 to March 1995, Mr. Williams served as Vice President, Manufacturing Operations at The Liposome Company, a pharmaceutical company. Mr. Williams has a B.S. in chemical engineering from the University of Tennessee and an M.S. in biochemical engineering from Rutgers University.

     Alan Schempp, Vice President, Sales and Marketing. Mr. Schempp has served as Vice President, Sales and Marketing of Cohesion since January 1998. From November 1997 to December 1997, he served as Vice President, Marketing and Business Development of Cohesion Corporation. Prior to that time, he was a founder and president of Quicksilver Medical, a medical device consulting company, from June 1996 to September 1997, and a director of Endoscopic Imaging Systems, a medical device company he co-founded, from June 1995 to June 1996. Mr. Schempp was a co-founder of and served as Vice President, Sales and Marketing for Intramed Laboratories, a medical device company, from 1987 to 1995. Mr. Schempp has a B.F.A. from the University of Kansas and an M.B.A. from the University of Phoenix.

     Deborah Webster, Vice President and Chief Administrative Officer. Ms. Webster has served as Vice President and Chief Administrative Officer of Cohesion since January 1998. Ms. Webster joined Collagen in 1982 and served in various human resource and management positions until 1991, when she was appointed to Vice President, Human Resources and Administrative Services. Ms. Webster has a B.A. from the University of California at Berkeley and completed the Stanford University Executive Program at the Graduate Business School.

     Sharon Kokubun, Vice President, Financial Operations. Ms. Kokubun has served as Vice President, Financial Operations of Cohesion since January 1998. Ms. Kokubun joined Collagen in April 1988 as Assistant Controller and was promoted in February 1994 to Treasurer. Ms. Kokubun is a certified public accountant and has an M.B.A. in finance from the University of Hawaii.

ITEM 2. PROPERTIES

     Cohesion's principal executive, research and development, marketing, and manufacturing activities presently are located in Palo Alto, California. Cohesion leases approximately 33,000 square feet of facility under an agreement that expires in 2004. We believe that the facilities are adequate to meet our requirements through the end of fiscal year 2002.

ITEM 3. LEGAL PROCEEDINGS

     Cohesion is currently involved in legal actions arising in the ordinary course of business. While the outcome of such matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on our consolidated financial position or results of our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock began trading on The Nasdaq Stock Market under the symbol CSON as of August 13, 1998. There was no public market for our common stock prior to that date. The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on the Nasdaq Stock Market.

QUARTER ENDED                                   HIGH      LOW
-------------                                   ----      ---
September 30, 1998 ........................    $7.87     $2.93
December 31, 1998..........................     4.37      2.50
March 31, 1999.............................     6.62      3.37
June 30, 1999 .............................     7.12      3.81


SALES OF UNREGISTERED SECURITIES

     Cohesion has not engaged in any sale of unregistered securities in the first year ending June 30, 1999.

HOLDERS OF RECORD

     At September 3, 1999 there were approximately 828 holders of record of Cohesion's common stock.

DIVIDENDS

     Cohesion has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             YEARS ENDED JUNE 30,
                                                               1999       1998         1997       1996        1995
                                                            ---------   ---------   ---------   ---------   --------
STATEMENT OF OPERATIONS DATA:
Revenue -- product sales .................................. $  2,594    $  2,043    $  2,527    $  3,612    $  3,546
Costs and expenses:
  Cost of sales ...........................................    1,984       1,162       2,105       2,404       1,961
  Research and development ................................   15,292      16,251       9,627       4,268       3,416
  Selling, general and administrative .....................    6,841       5,526       7,153       3,120       2,726
  Compensation expense related to cancelled
    stock options .........................................    3,385          --          --          --          --
  Purchased in-process research and development ...........       --      10,587          --       3,000          --
                                                            --------    --------    --------    --------    --------
         Total costs and expenses .........................   27,502      33,526      18,885      12,792       8,103
                                                            --------    --------    --------    --------    --------
Loss from operations ......................................  (24,908)    (31,483)    (16,358)     (9,180)     (4,557)
Other income (expense):
  Net gain on investments, principally
    Boston Scientific Corporation (Target
    Therapeutics, Inc. ("Target")  prior to April 1997) ...   36,269      19,096       9,063      82,093       5,110
  Net gain on sale of investment in
    Prograft Medical, Inc. ................................       --          --      15,395          --          --
  Equity in earnings of Target(1) .........................       --          --          --       1,430       2,417
  Equity in losses and impairment of other investments ....   (1,321)         (9)       (813)     (1,824)     (1,230)
  Interest income .........................................       94         332         566         378          25
  Interest expense ........................................      (15)         --        (377)     (2,532)     (2,113)
                                                            --------    --------    --------    --------    --------
Income (loss) before provision for
  income taxes and minority interest ......................   10,119     (12,064)      7,476      70,365        (348)
Provision (benefit) for income taxes ......................    3,918      (2,497)      3,162      31,718         553
Minority interest .........................................       --          --        (667)        (27)         --
                                                            --------    --------    --------    --------    --------
Net income (loss) ......................................... $  6,201    $ (9,567)   $  4,981    $ 38,674    $   (901)
                                                            ========    ========    ========    ========    ========
Earning per common share - basic .......................... $   0.73
Pro forma earning per common share - basic(2) .............             $  (1.07)   $   0.57
Earning per common share assuming dilution ................ $   0.72
Pro forma earning per common share assuming dilution(2)....             $  (1.07)   $   0.56
Weighted average shares outstanding - basic(2).............    8,550       8,913       8,804
Weighted average shares outstanding assuming dilution(2)...    8,635       8,913       8,930

                                                                             JUNE 30,
                                                --------------------------------------------------------------------
                                                   1999          1998            1997           1996           1995
                                                ---------     ---------        ---------      --------       --------
                                                                                                           (UNAUDITED)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments ................................  $  4,239       $  1,607        $ 13,798       $ 11,074       $    491
Working capital (deficiency) .................       959         (1,900)         12,033          8,463        (30,530)
Investment in Boston Scientific Corporation
  (Target prior to 1997)(1) ..................    41,632         73,979          83,874         65,841         17,570
Total assets .................................    71,519         95,653         114,604         97,916         32,915
Long-term liabilities ........................    18,985         31,923          35,131         27,260          8,206
Total stockholders' and parent company
  equity (net capital deficiency) ............    45,241         58,415          74,005         59,545         (8,560)

--------
(1) The first five months in fiscal 1996 and the 1995 financial information is presented with Target accounted for under the equity method.
(2) Historical per share data has not been presented since no Cohesion common shares were outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of Cohesion's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes and the other information included elsewhere in this Annual Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to,
(i) significant unforeseen delays in the regulatory approval process, (ii) determination by the FDA or foreign regulatory bodies that our clinical data does not support the safety and efficacy of our products and (iii) competitive products and technology. For a more detailed discussion of these and other business risks, see "Business - Government Regulation," "Business - Competition," and "Business Additional Factors that Might Affect Future Results."

     Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of minimally invasive surgeries. CoStasis Surgical Hemostat, our lead hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark in September 1998 and began to launch the product in Europe in February 1999. We completed a pivotal clinical trial in the U.S. during fiscal 1999, and filed a PMA application with the FDA in June 1999. We also initiated an expanded clinical study in Europe in fiscal 1999 for CoSeal Surgical Sealant, our lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. Cohesion also sells Collagraft implant, an orthopedic product, through its newly formed subsidiary, NeuColl, Inc., and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.

     Cohesion was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation in June 1997. During fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion. Collagen also contributed various equity investments to Cohesion, including all of its holdings in Boston Scientific Corporation. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's Common Stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution of Cohesion's common stock. A description of the assets and liabilities contributed by Collagen to Cohesion is contained in Note 1 of Notes to Consolidated Financial Statements.

     Cohesion's historical financial position and results of operations prior to the distribution reflect the historical operations of the transferred businesses contributed by Collagen to Cohesion. In particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the historical results of the Collagen Technologies Group operating group for all years presented through January 1, 1998, as if the contribution of the transferred businesses by Collagen to Cohesion had occurred on July 1, 1992. (See Note 1 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 1999, 1998 and 1997

     Revenues were $2.6 million, $2.0 million and $2.5 million for fiscal years 1999, 1998 and 1997, respectively. Sales of Collagraft in fiscal 1999 were $1.9 million, an increase of approximately $400,000 over fiscal 1998 sales of $1.5 million, primarily due to timing of shipments to Zimmer. Fiscal 1998 Collagraft sales were approximately $400,000 lower than fiscal 1997 sales of $1.9 million. The decrease in sales was due to lower sales of Collagraft by Zimmer and the consequent decrease in sales from Cohesion to Zimmer. We expect revenues to be higher in fiscal 2000 due to a full-year of CoStasis sales in Europe and slightly higher sales of Collagraft from the anticipated product launch by Zimmer in Japan and sales by NeuColl in certain European countries. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through a third party firm, such as Zimmer. Our business and financial results could be adversely affected in the event that a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of sales was 76%, 57%, and 83% for fiscal years 1999, 1998 and 1997, respectively. The increase in cost of sales as a percentage of sales in fiscal 1999 from 1998 was primarily due to manufacturing startup costs for the CoStasis product. The decrease in cost of sales as a percentage of sales in fiscal 1998 from 1997 was primarily due to a lower allocation of fixed overhead to Cohesion's products in relation to the total cost of production at Collagen's manufacturing facility. Cost of sales as a percentage of sales for fiscal 2000 is projected to be higher than fiscal 1999 as cost of sales is expected to continue to reflect manufacturing startup costs for CoStasis.

     Research and development expenses were $15.3 million, $16.3 million, and $9.6 million for fiscal 1999, 1998 and 1997, respectively. The increase in R&D spending levels over the three year period were due to clinical trial costs for the tissue adhesive and biosealant programs and increased activity in the recombinant human collagen programs, which in fiscal 1998 included contractual payments owed to Pharming when program milestones were met. R&D expense for fiscal 1999 and the last half of fiscal 1998 reflect reimbursement from Collagen for the recombinant human collagen program in accordance with the intercompany agreements entered into between Cohesion and Collagen in connection with our spin-off from Collagen. We expect R&D spending in fiscal 2000 to be at slightly lower levels than fiscal 1999.

     Selling, general and administrative expenses were $6.8 million, $5.5 million and $7.2 million in fiscal 1999, 1998, and 1997, respectively. The increase in SG&A expense in fiscal 1999 over fiscal 1998 is due primarily to increased marketing costs associated with the launch of CoStasis in Europe. SG&A costs for fiscal years 1998 and 1997 represent an allocation of Collagen's expenses to Cohesion derived primarily as a function of headcount and specific identifiable costs. The decrease in fiscal 1998 spending from fiscal 1997 was due to lower officer separation costs and legal fees as a result of the settlement of a lawsuit with Matrix Pharmaceuticals, Inc. SG&A expenses in fiscal 1997 include payments made to Collagen's former Chief Executive Officer, Howard Palefsky, in accordance with Mr. Palefsky's separation agreement and costs associated with existing loans to Mr. Palefsky, which payments and costs were allocated to Cohesion pursuant to the intercompany agreements entered into in connection with our spin-off from Collagen. By agreement, Mr. Palefsky served as a consultant through March 1999, providing general strategic advice, especially with respect to stockholder value, as well as operational advice. We made cash payments of $218,750, $575,000 and $752,000 to Mr. Palefsky in fiscal 1999, 1998 and 1997, respectively. We also agreed to forgive all indebtedness, aggregating $1.6 million, owed by Mr. Palefsky to Collagen (and assumed by Cohesion effective January 1, 1998) subject to certain conditions. See Note 1 of Notes to Consolidated Financial Statements. Such indebtedness was fully reserved during fiscal 1997. SG&A expenses are expected to increase in fiscal 2000 due to increased spending in sales and marketing. Future levels of SG&A spending will depend on various factors, including the level of product sales and how CoStasis is distributed in the U.S.

     Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. In connection with Collagen's May 1996 and December 1997 investments and purchases of Cohesion Corporation shares, substantially all of the $3.0 million and $10.6 million purchase prices, respectively, were allocated to in-process research and development, which was expensed at the time of the purchases. The $10.6 million purchase price includes cash compensation amounts of approximately $3.8 million associated with the purchase of certain vested employee stock options. Pursuant to the intercompany agreements, Collagen transferred its interest in Cohesion Corporation to Cohesion effective January 1, 1998.

     Cohesion determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. We concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. The products and programs related to the in-process technology acquired are currently in the clinical trial and preclinical trial stages, respectively. This technology, which relates to surgical hemostasis and sealing products we are developing, utilizes liquid-based biomaterials and related delivery systems. We expect to benefit from the in-process technology within the next three years, provided that sufficient preclinical and clinical data has been generated, submitted to regulatory authorities, and cleared for commercial sale by those regulatory authorities; however we can make no assurance in this regard. We expect to spend approximately $5 to $6 million per year for the next three years on the in-process technology in an effort to develop commercially viable products. If this technology is not successfully developed and commercialized, our ability to generate product revenue and our business, financial condition and results of operations will be materially and adversely effected.

     During fiscal 1999, Cohesion recorded $3.4 million of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. We expect to record an additional $2.6 million of compensation expense with respect to the cash-out of canceled options, which will be recognized during the next two fiscal years.

     The charge for purchased in-process research and development of $10.6 million in fiscal 1998 was a non-recurring charge related to the purchase of substantially all of the remaining shares in Cohesion Corporation, including cash compensation expense of approximately $3.8 million associated with the purchase of certain vested employee stock options.

     Net realized gains on sales of investments were $36.3 million, $19.1 million, and $24.4 million in fiscal 1999, 1998 and 1997, respectively. In fiscal 1999 and 1998, the gains were primarily from the sale of common stock of Boston Scientific Corporation. In April 1997, Target Therapeutics, Inc. was acquired by Boston Scientific and, as a result, Collagen received approximately 2,730,400 shares of Boston Scientific common stock. In fiscal 1997, our net gain on investments of $24.4 million, primarily resulted from the sale of 330,000 shares of Target common stock and the sale of our holdings in Prograft Medical, Inc. The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and our anticipated cash needs.

     Equity in losses of other affiliate companies and impairment of investments were $1,321,000, $9,000, and $813,000 for fiscal 1999, 1998 and 1997, respectively. The increase in fiscal 1999 was due to a $1.3 million writedown related to an impairment of the Innovasive investment. The decrease in equity losses in fiscal 1998 was due to the elimination of equity losses from Cohesion Corporation as a result of Collagen increasing its ownership percentage to 81% in May 1996 and such losses being consolidated thereafter.

     Interest income was $94,000, $332,000, and $566,000 in fiscal 1999, 1998 and 1997, respectively. The decreases in fiscal 1999 and 1998 were due to lower average cash, cash equivalent, and short-term investment balances during the respective fiscal years.

     Interest expense was $15,000, $0, and $377,000 in fiscal 1999, 1998 and 1997, respectively. Interest expense in fiscal 1999 related to short-term borrowings secured by the Boston Scientific stock. Interest expense in fiscal 1997 related to borrowings under Collagen's $15.0 million revolving credit facility. The revolving line of credit was allocated to us because the credit facility was secured by shares of Target common stock, which were also allocated to Cohesion.

     Cohesion's effective tax rate for fiscal 1999 was 39% primarily reflecting utilization of credit for research and development expenditures. In fiscal 1998, we recorded a benefit for income taxes of 21%. The tax benefit is primarily due to the in-process research and development charges related to the increase in ownership of

Cohesion Corporation which is not deductible for tax purposes. Our effective income tax rate was approximately 42% for fiscal 1997.


COMPARISON OF SEGMENTS

      Cohesion operates in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. On February 1, 1999, Cohesion formed a new company, NeuColl, Inc., a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of osteoarthritis. For a discussion of product sales, see revenue discussion in " - Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, cash and investments were $59.6 million compared to $89.3 million at June 30, 1998. Net cash used in operating activities was $28.8 million, $19.0 million and $6.1 million for fiscal 1999, 1998 and 1997, respectively.

     For the fiscal year ended June 30, 1999, cash provided by investing activities of $34.0 million was primarily related to proceeds of $34.8 from the sale of 1.0 million shares of Boston Scientific common stock and proceeds of approximately $4.9 million from the sale of short-term and other investments, including $1.1 million of other affiliated stock. The investment proceeds were offset by capital expenditures of $5.7 million, which was primarily related to the manufacturing facility. We anticipate capital expenditures to be approximately $2.0 million in fiscal 2000.

     Our principal sources of liquidity include sales of Boston Scientific common stock and its cash, cash equivalents and short-term investments. During fiscal 1999 and 1998, we sold an aggregate of 1,699,680 shares of Boston Scientific common stock for an aggregate pre-tax gain of approximately $51.6 million ($55.2 million proceeds less cost basis of $3.6 million). As a result of the acquisition of Target by Boston Scientific in April 1997, Collagen received approximately 2,730,400 shares of Boston Scientific common stock in exchange for Collagen's 2,551,776 shares of Target common stock. Cohesion anticipates that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. We may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, we may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to us on acceptable terms, if at all.

     In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 15, 1999, we had repurchased 515,100 shares of common stock under this program.

     In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $2.6 million of compensation expense with respect to the cash-out of canceled options during the next two fiscal years.

     We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through at least the next two years. However, during this period and thereafter, we may require additional financing. Our capital requirements will depend on numerous factors, including the progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

INVESTMENTS AND ACQUISITIONS

    On February 1, 1999, we formed a new company, NeuColl, Inc., a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft and NeuVisc, a collagen-based intra-articular implant. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion is providing initial funding to NeuColl, however, Neucoll is currently seeking third-party funding.

     Collagen made equity investments in Pharming B.V. of The Netherlands, which is dedicated to the development and worldwide commercialization of human health care products produced in transgenic animals. In connection with the distribution of Cohesion common stock and pursuant to the intercompany agreements, the Pharming ownership position was transferred to Cohesion, effective January 1, 1998. Cohesion and Pharming are attempting to produce collagen in the milk of transgenic cattle. In fiscal 1998, we invested an additional $2.5 million in Pharming when program milestones were met. In July 1998, Pharming became a publicly traded company, at which time our shares were converted into 838,512 shares of Pharming common stock. At June 30, 1999, our ownership position in Pharming was approximately 6%.

     In October 1995, Collagen purchased approximately 844,000 shares of common stock, representing approximately 9% of the outstanding capital stock of Innovasive Devices, Inc. for $4.1 million and entered into a collaborative product development agreement. Innovasive develops, manufactures and markets tissue and bone reattachment systems that are particularly relevant to the sports medicine and arthroscopy segments of the orthopedic surgery market. Cohesion, pursuant to the intercompany agreements, assumed Collagen's relationship and obligations with Innovasive. NeuColl and Innovasive are collaborating to develop certain resorbable mechanical tissue-fixation devices utilizing collagen-based biomaterials for applications in orthopedic tissue repairs. NeuColl is performing development activities in accordance with a project plan and Innovasive is reimbursing NeuColl for such activities in accordance with the project budget. Accordingly, over the next several years, the collaboration will require our expertise with collagen-based biomaterials and a small percentage of our R&D expenditures. In the event that marketable products are developed as a result of this collaboration, NeuColl will have the right but not the obligation to manufacture such products.

YEAR 2000

      The Year 2000 issue refers to problems that computer programs may have in determining the correct century; for example, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity. Cohesion has developed a plan to address potential exposures related to the Year 2000 issue and is taking reasonable steps to ensure that its systems, software and equipment involving date-related information will continue to function properly after December 31, 1999. Our plan to address the Year 2000 issue involves the following phases: 1) inventory and risk assessment, 2) remediation, 3) testing, and 4) full compliance and/or creation of contingency plans. Our plan also encompasses compliance with regulatory guidelines on the Year 2000 issue.

      We have significantly completed our assessment of information technology business systems, product, operating equipment, and third-party interfaces, including suppliers. To date, we have not identified any significant problems. Cohesion had previously utilized Collagen's computer systems under one of the intercompany agreements but was not responsible for any costs incurred by Collagen to become Year 2000 compliant. During fiscal 1999, we implemented a new financial information system, which we believe is Year 2000 compliant, and we are no longer dependent on Collagen's computer systems. With respect to third-party interfaces, Cohesion has and will continue to evaluate the Year 2000 readiness of those third parties through January 1, 2000. In the event that third-party software, hardware or services is not Year 2000 ready, we may need to replace or revise it. This could be time-consuming and expensive, resulting in lost revenues and increased costs for us.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

      The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer, or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of June 30, 1999 and 1998, Cohesion held approximately $2,526,000 and $1,234,000 of interest rate sensitive investments in debt securities, respectively. An hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 as of June 30, 1999 and 1998. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at June 30, 1999 and 1998. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

      Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1999, 1.0 million shares, out of approximately 1.0 million held by Cohesion, were hedged using these collars. The costless collar instruments are collateralized by shares of Boston Scientific common stock held by Cohesion. Certain investments that are restricted are carried at cost until the restrictions have lapsed.

                                     FAIR VALUE               FAIR VALUE
EQUITY INVESTMENTS                   AT 6/30/99               AT 6/30/98
------------------                   ----------               ----------
(IN `000S)

Boston Scientific,                      $45,286                  $73,979
      Ownership %                           0.3%                     0.5%

Boston Scientific, Collar               ($3,654)                     $96

Innovasive                               $2,743                   $7,916
      Ownership %                           9.0%                     9.0%

Medarex                                  $3,351                   $1,920
      Ownership %                           2.6%                     1.0%

Pharming                                 $7,675                   $7,010
      Ownership %                           6.0%                     6.0%
                                        -------                  -------
Total                                   $55,401                  $90,921
                                        =======                  =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
COHESION TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors ....................................    28
Consolidated Balance Sheets as of June 30, 1999 and 1998 .............................    29
Consolidated  Statements of Operations and Statements of Comprehensive  Income
(Loss) for the years ended June 30, 1999, 1998 and 1997 ..............................    30
Consolidated Statements of Stockholders' and Parent Company Equity for the
years ended June 30, 1999, 1998 and 1997 .............................................    31
Consolidated Statements of Cash Flows for the years ended June 30, 1999, 1998 and 1997    32
Notes to Consolidated Financial Statements ...........................................    33
Supplementary Quarterly Consolidated Financial Data (unaudited) ......................    49

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cohesion Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. ("the Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' and parent company equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesion Technologies, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

San Jose, California
July 28, 1999

                           COHESION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                                JUNE 30,
                                                                                          ---------------------
                                                                                            1999         1998
                                                                                          --------     --------
ASSETS
Current assets:

  Cash and cash equivalents ..........................................................    $  4,239     $    591
  Short-term investments .............................................................          --        1,016
  Accounts receivable, less allowance for doubtful accounts
        ($20 in 1999 and $13 in 1998) ................................................         895          473
  Inventories ........................................................................         976           81
  Current deferred taxes .............................................................         888          942
  Receivable from Collagen Aesthetics, Inc. ..........................................         925           --
  Other current assets ...............................................................         329          312
                                                                                          --------     --------
         Total current assets ........................................................       8,252        3,415
Property and equipment, net ..........................................................       6,705        2,072
Intangible assets, net ...............................................................         727        1,184
Investment in Boston Scientific Corporation ..........................................      41,632       73,979
Other investments ....................................................................      13,769       14,707
Other assets .........................................................................         434          296
                                                                                          --------     --------
                                                                                          $ 71,519     $ 95,653
                                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' AND PARENT COMPANY EQUITY
Current liabilities:
  Accounts payable ...................................................................    $  1,035     $    792
  Accrued compensation ...............................................................       1,172          953
  Accrued liabilities ................................................................       2,965        2,390
  Payable to Collagen Aesthetics, Inc. ...............................................       1,168          880
  Income taxes payable ...............................................................         953          300
                                                                                          --------     --------
         Total current liabilities ...................................................       7,293        5,315
Long-term liabilities:
 Deferred income taxes and other long-term liabilities ...............................      18,985       31,923
                                                                                          --------     --------
         Total liabilities ...........................................................      26,278       37,238
Commitments and contingencies
Stockholders' and parent company equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares,
    issued and outstanding: no shares at June 30, 1999 and 1998 ......................          --           --
  Common stock, $.001 par value, authorized: 15,000,000 shares, issued: June 30, 1999 - 8,953,167 shares; June 30, 1998 - 8,861,040 shares;
    outstanding: June 30, 1999 - 8,438,067 shares; June 30, 1998 - 8,861,040 shares ..           9            9
  Additional paid-in capital .........................................................      15,193        9,612
  Parent company equity ..............................................................          --        4,961
  Retained earnings (since August 19, 1998) ..........................................       5,705           --
  Accumulated other comprehensive income .............................................      26,308       43,833
  Treasury stock, at cost, 515,100 shares at June 30, 1999, no shares at June 30, 1998      (1,974)          --
                                                                                          --------     --------
         Total stockholders' and parent company equity ...............................      45,241       58,415
                                                                                          --------     --------
                                                                                          $ 71,519     $ 95,653
                                                                                          ========     ========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                    STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                 (IN THOUSANDS)

                                                                 YEARS ENDED JUNE 30,
                                                           ----------------------------------
                                                             1999         1998         1997
                                                           --------     --------     --------
Revenue ...............................................    $  2,594     $  2,043     $  2,527
Costs and expenses:
  Cost of sales .......................................       1,984        1,162        2,105
  Research and development ............................      15,292       16,251        9,627
  Selling, general and administrative .................       6,841        5,526        7,153
  Compensation expense related to cancelled stock
     options ..........................................       3,385           --           --
  Purchased in-process research and development .......          --       10,587           --
                                                           --------     --------     --------
          Total costs and expenses ....................      27,502       33,526       18,885
                                                           --------     --------     --------
Loss from operations ..................................     (24,908)     (31,483)     (16,358)
Other income (expense):
Net gain on investments, principally
   Boston Scientific Corporation ......................      36,269       19,096        9,063
Net gain on sale of investment in
   Prograft Medical, Inc. .............................          --           --       15,395
Equity in losses and impairment of other investments ..      (1,321)          (9)        (813)
Interest income .......................................          94          332          566
Interest expense ......................................         (15)          --         (377)
                                                           --------     --------     --------
Income (loss) before provision for
  income taxes and minority interest ..................      10,119      (12,064)       7,476
Provision (benefit) for income taxes ..................       3,918       (2,497)       3,162
Minority interest .....................................          --           --         (667)
                                                           --------     --------     --------
Net income (loss) .....................................    $  6,201     $ (9,567)    $  4,981
                                                           ========     ========     ========

Earnings per common share - basic .....................    $   0.73     $     --     $     --
                                                           ========     ========     ========

Pro forma earnings per common share - basic ...........    $     --     $  (1.07)    $   0.57
                                                           ========     ========     ========

Earnings per common share assuming dilution ...........    $   0.72     $     --     $     --
                                                           ========     ========     ========

Pro forma earnings per common share assuming dilution .    $     --     $  (1.07)    $   0.56
                                                           ========     ========     ========

Weighted average shares outstanding ...................       8,550        8,913        8,804
                                                           ========     ========     ========
Weighted average shares outstanding assuming dilution .       8,635        8,913        8,930
                                                           ========     ========     ========
Net income (loss) .....................................    $  6,201     $ (9,567)    $  4,981
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
  available-for-sale, net of tax expense of
  $18,042, $30,061 and $32,507
  for 1999, 1998 and 1997, respectively ...............     (17,525)      (3,236)      12,520
                                                           --------     --------     --------
Total comprehensive income (loss) .....................    $(11,324)    $(12,803)    $ 17,501
                                                           ========     ========     ========



              The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY

                      YEARS ENDED JUNE 30, 1999, 1998, 1997
                                 (IN THOUSANDS)

                                                                            ADDITIONAL    PARENT
                                                        COMMON STOCK         PAID-IN      COMPANY
                                                    SHARES       AMOUNT      CAPITAL      EQUITY
                                                   --------     --------    --------     --------
Balance at June 30, 1996 ......................          --    $      --    $  9,621     $ 15,375
Other advances to Collagen Aesthetics, Inc. ...          --           --          --       (3,041)
Other comprehensive income ....................          --           --          --           --
Net income ....................................          --           --          --        4,981
                                                   --------     --------    --------     --------
Balance at June 30, 1997 ......................          --           --       9,621       17,315
Other advances to Collagen Aesthetics, Inc. ...          --           --          --       (2,787)
Other comprehensive loss ......................          --           --          --           --
Issuance of shares to Collagen Aesthetics, Inc.       8,861           --          --           --

Net loss ......................................          --           --          --       (9,567)
                                                   --------     --------    --------     --------
Balance at June 30, 1998 ......................       8,861           --       9,621        4,961
Other advances to Collagen Aesthetics, Inc. ...         (14)          --          --         (290)
Separation from Collagen Aesthetics, Inc. .....          --            9       5,158       (5,167)
Stock-based compensation ......................          --           --          12           --
Common stock issuance from exercise of stock
   options and employee stock purchase plan ...         106           --         402           --
Net income ....................................          --           --          --          496
Other comprehensive loss ......................          --           --          --           --
Treasury stock purchased ......................        (515)          --          --           --
                                                   --------     --------    --------     --------
Balance at June 30, 1999 ......................       8,438     $      9    $ 15,193     $     --
                                                   ========     ========    ========     ========



                                                                                         TOTAL
                                                                                         STOCK-
                                                                                      HOLDERS' AND
                                                                                        PARENT
                                                                                        COMPANY
                                                                OTHER                   EQUITY
                                                   RETAINED  COMPREHENSIVE  TREASURY  (NET CAPITAL
                                                   EARNINGS     INCOME       STOCK      DEFICIENCY)
                                                   --------    --------     --------     --------
Balance at June 30, 1996 ......................    $     --    $ 34,549     $     --     $ 59,545
Other advances to Collagen Aesthetics, Inc. ...          --          --           --       (3,041)
Other comprehensive income ....................          --      12,520           --       12,520
Net income ....................................          --          --           --        4,981
                                                   --------    --------     --------     --------
Balance at June 30, 1997 ......................          --      47,069           --       74,005
Other advances to Collagen Aesthetics, Inc. ...          --          --           --       (2,787)
Other comprehensive loss ......................          --      (3,236)          --       (3,236)
Issuance of shares to Collagen Aesthetics, Inc.          --          --           --           --

Net loss ......................................          --          --           --       (9,567)
                                                   --------    --------     --------     --------
Balance at June 30, 1998 ......................          --      43,833           --       58,415
Other advances to Collagen Aesthetics, Inc. ...          --          --           --         (290)
Separation from Collagen Aesthetics, Inc. .....          --          --           --           --
Stock-based compensation ......................          --          --           --           12
Common stock issuance from exercise of stock
   options and employee stock purchase plan ...          --          --           --          402
Net income ....................................       5,705          --           --        6,201
Other comprehensive loss ......................          --     (17,525)          --      (17,525)
Treasury stock purchased ......................          --          --       (1,974)      (1,974)
                                                   --------    --------     --------     --------
Balance at June 30, 1999 ......................    $  5,705    $ 26,308     $ (1,974)    $ 45,241
                                                   ========    ========     ========     ========

           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                         YEARS ENDED JUNE 30,
                                                                 ------------------------------------
                                                                   1999          1998          1997
                                                                 --------      --------      --------
Cash flows from operating activities:
  Net income (loss) ........................................     $  6,201      $ (9,567)     $  4,981
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Stock-based compensation ..............................           12            --            --
     Purchased in-process research and development .........           --        10,587            --
     Depreciation and amortization .........................        1,311           662           564
     Equity in losses  and impairment of other investments .        1,321             9           813
     Loss on disposal of property and equipment ............          174            --            --
     Gains on investments, net .............................      (36,269)      (19,096)      (13,625)
     Deferred income taxes .................................       (1,149)          995           326
     Decrease (increase) in assets:
       Accounts receivable .................................         (423)         (376)          435
       Inventories .........................................         (895)          (25)           --
       Other ...............................................          153        (1,971)        1,166
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other .....           88         2,247          (463)
       Income taxes payable ................................          653        (2,400)          408
       Other long-term liabilities .........................           --           (57)         (679)
                                                                 --------      --------      --------
  Total adjustments ........................................      (35,024)       (9,425)      (11,055)
                                                                 --------      --------      --------
         Net cash used in operating activities .............      (28,823)      (18,992)       (6,074)
                                                                 --------      --------      --------

Cash flows from investing activities:
   Proceeds from sales of Boston Scientific
   Corporation/Target Therapeutics, Inc. stock .............       34,786        20,442         5,578
   Proceeds from sales of other affiliate stock ............        1,133           704         9,771
   Proceeds from equity collar investments .................        2,769            --            --
   Proceeds from maturities of short-term investments ......        1,016         1,591            --
   Purchases of short-term investments .....................           --        (2,515)           --
   Expenditures for property and equipment .................       (5,661)       (1,058)         (532)
   Increase in intangible and other assets .................           --            --          (824)
   Equity investments and loans to affiliates ..............           --        (2,700)         (287)
   Acquisition of shares of Cohesion
   Corporation, net of cash balances .......................           --       (10,587)           --
                                                                 --------      --------      --------
         Net cash provided by investing activities .........       34,043         5,877        13,706
                                                                 --------      --------      --------

Cash flows from financing activities:
  Proceeds from short-term borrowings ......................        3,250            --            --
  Repayment of short-term borrowings .......................       (3,250)           --        (5,000)
  Purchase of treasury stock ...............................       (1,974)           --            --
  Proceeds from exercise of stock options and employee stock
     purchase plan .........................................          402            --            --
                                                                 --------      --------      --------
         Net cash used in financing activities .............       (1,572)           --        (5,000)
                                                                 --------      --------      --------

Net increase (decrease) in cash and cash equivalents .......        3,648       (13,115)        2,632
Cash and cash equivalents at beginning of year .............          591        13,706        11,074
                                                                 --------      --------      --------
Cash and cash equivalents at end of year ...................     $  4,239      $    591      $ 13,706
                                                                 ========      ========      ========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized as a Delaware corporation and a wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen") in June 1997. In October 1997, Collagen announced that it would separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "Distribution"). The Distribution was designed to separate two distinct businesses with significant differences in their markets, products, research needs, investment needs, employee retention and compensation plans and plans for growth. Collagen's Board believed the separation into two independent companies would enhance the ability of each to focus on strategic initiatives and new business opportunities, improve cost structures and operating efficiencies and create incentives that were more attractive and appropriate for the recruitment and retention of key employees. As a consequence, Collagen believed that investors would be able to evaluate better the merits of the two groups of businesses and their future prospects.

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

     The accompanying consolidated financial statements have been prepared using Collagen's historical cost basis of the assets and liabilities of the various division activities that comprised Cohesion as a component of Collagen up through August 18, 1998 and as a separate stand-alone company thereafter. The financial statements of Cohesion include the operating results of Cohesion Corporation, a subsidiary of the Company, a developer of proprietary products for hemostasis and tissue adhesion, biosealants and adhesion barriers for surgical applications, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 7, "Acquisitions of Cohesion Corporation").

     The consolidated financial statements reflect the results of operations, financial condition and cash flows of Cohesion as a component of Collagen up through August 18, 1998 and as a separate stand-alone company thereafter. Results prior to the distribution may not be indicative of the actual results of operations and financial position of Cohesion under separate ownership. The various assets, liabilities, revenues and expenses associated with CTG have been allocated to the historical financial statements of Cohesion in a manner consistent with the Intercompany Agreements as discussed in Note 2 below. Management believes that the consolidated statements of operations include a reasonable allocation of costs incurred by Collagen, which benefit Cohesion. These allocations of corporate expense include, in aggregate, approximately 30% to 35% of the general and administrative expenses of Collagen for the periods presented, with the exception of certain Chief Executive Officer ("CEO") expenses and legal costs related to Collagen's lawsuit with Matrix Pharmaceutical, Inc. ("Matrix"). (See Notes 1, 8 and 9.) The CEO expenses have been allocated to Cohesion based on the CEO's level of involvement in Cohesion during each fiscal year presented. All costs associated with the Matrix lawsuit, which was settled in May 1997, were allocated based on the focus of the lawsuit during fiscal years 1995 to 1997. Costs and expenses associated with cost of sales and research and development were generally allocated to Cohesion on a specific identification basis.

     The consolidated financial statements include an allocation of Collagen corporate debt and interest expense. In connection with the asset transfer discussed above, $10.9 million of cash, cash equivalents and short-term investments remained with Collagen and the remaining cash, cash equivalents and short-term investments were transferred to the Company at December 31, 1997. Each debt security was allocated between the companies pro rata to the total allocation of such investments. All short-term investments for fiscal years 1997 and prior were allocated to Collagen. Substantially all investments in affiliates, including Boston Scientific Corporation of Natick, Massachusetts ("Boston Scientific") were allocated to Cohesion. Trade receivables, notes receivable, loans to officers and employees, fixed assets and employee related liabilities were allocated based on specific identification. All equity accounts, with the exception of the additional paid-in-capital related to Target Therapeutics, Inc., remained with Collagen. For any assets or liabilities where it was not practical to use the specific identification method, Cohesion was allocated 30% of these assets and liabilities. The 30% allocation was based on a review of the characteristics and activity of these assets and liabilities and business objectives. In those years that Cohesion had negative cash and cash equivalent balances, a note payable due to Collagen was recorded. Accordingly, interest expense was accrued annually at 8% and Cohesion was assumed to have repaid the note payable balance and the accrued interest the following June 30th. The intercompany receivable/payable balances resulting from Cohesion's participation in Collagen's central cash management system, after consideration of the December 31, 1997 contribution of cash, cash equivalents and short-term investments, is a component of parent company's contributed capital on Cohesion's balance sheet. The officer separation agreement with Collagen's former CEO and the costs associated with the agreement were allocated to Cohesion.

     Under the terms of the services and supply agreements between Cohesion and Collagen, Collagen will supply certain products to Cohesion for a fee. The cost of sales amounts included in the financial statements are based on historical costs for the periods presented. The Intercompany Agreements discussed in Note 2 provide for cost to be determined on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have increased by $48,000 in fiscal 1998 and decreased by $589,000 in fiscal 1997.

     Under the terms of the Recombinant Technology and Development License agreement between Cohesion and Collagen discussed in Note 2 below, Cohesion and Collagen will collaborate to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. The research and development ("R&D") expenses included in the financial statements are based on historical costs for the periods presented. The Intercompany Agreements discussed in Note 2 provide for costs to be equally shared. If such prospective arrangements had been in place during the periods presented, R&D expenses, net of reimbursements from Collagen, would have decreased by $1.0 million and $1.3 million in fiscal years 1998 and 1997, respectively. Reimbursements for fiscal 1999 were approximately $953,000.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Cohesion and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Cohesion operates in two industry segments focusing on the development and sale of medical devices and orthopedic products. Investments in unconsolidated subsidiaries, and other equity investments in which Cohesion has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

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

  Reclassification

    Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

  Cash Equivalents, Short-term Investments and Other Investments

     Cohesion considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. Short-term investments have maturities greater than 90 days, but not exceeding one year.

     Cohesion invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. Cohesion has not experienced any losses on its money market investments.

     Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997. Unrestricted available-for-sale equity securities in which Cohesion has a less than 20% interest, which includes holdings in Boston Scientific (holdings in Target Therapeutics, Inc. prior to April 1997) and the unrestricted portion of the Company's holdings in Innovasive Devices are carried at fair value with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Restricted equity securities in which Cohesion has less than a 20% interest are carried at cost or estimated realizable value, if less, and are included in "other investments" in the accompanying balance sheets. The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices.

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

  Equity Collar Instruments

     At June 30, 1999, Cohesion held approximately 1.0 million shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the "Collars"), to hedge a portion (1.0 million shares at June 30, 1999) of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a form of equity collar instrument consisting of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other; therefore, there is no initial cost or cash outflow for these instruments. Cohesion obtained the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock will be at least partially offset by an associated increase in the value of the Collars.

     Realized gains and losses on the Collars are recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, are recorded as an adjustment to unrealized gains and losses on available-for-sale investments, a component of stockholders' and parent company equity, with a corresponding adjustment to the investment in Boston Scientific Corporation. Fair value of the equity collar instruments are based upon broker quote for similar instruments. Equity collar instruments that do not qualify for hedge accounting and early termination of these instruments with the sale of the underlying stock, would be recognized in other income (expense).

  Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

     Inventories comprise the following at June 30, 1999 and 1998, respectively:

                                JUNE 30,
                            ----------------
                            1999        1998
                            ----        ----
     Raw materials .....    $158        $ --
     Work-in-process....     737          --
     Finished goods.....      81          81
                            ----        ----
                            $976        $ 81
                            ====        ====


  Property and Equipment

     Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

     Machinery and equipment.......  3 -- 7 years
     Leasehold improvements........  Term of lease, current lease expires November 2004

  Intangible Assets

     Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired.

  Loans to Officers and Employees

     Principal plus accrued interest due from current and former employees totaled approximately $1.5 million at June 30, 1998 prior to reserves. Principal plus accrued interest due from officers totaled approximately $9,000 at June 30, 1998. The fair value of the notes held approximates the carrying value based on quoted market prices for loans with similar terms. Outstanding at June 30, 1999, loans to officers and employees totaled $38,000.

    Included within the amounts due from current and former employees at June 30, 1998 were 2 promissory notes totaling $1.5 million prior to reserves, due from Collagen's former Chairman and Chief Executive Officer, Howard Palefsky. All such notes were subject to interest at the lower of 10% per annum or the prime rate. Two loans totaling $425,000 were forgiven on March 15, 1998 and two loans totaling $1.1 million were forgiven on March 15, 1999. The loans to Mr. Palefsky were written-down as of June 30, 1997 due to uncertainties regarding collection at that time.

  Summary of Fair Values of Financial Instruments

     The table below summarizes the carrying value and fair value of Cohesion's financial instruments which are all held for purposes other than trading.

                                                                   JUNE 30,                  JUNE 30,
                                                                     1999                      1998
                                                            ----------------------    -----------------------
                                                             CARRYING       FAIR       CARRYING        FAIR
                                                               VALUE        VALUE        VALUE         VALUE
                                                            ---------    ---------    ---------     ---------
                                                                 (IN THOUSANDS)            (IN THOUSANDS)
ASSETS:
Cash equivalents and short-term
  investments (see Note 4)..............................    $   2,526    $   2,526    $   1,234     $   1,234
Boston Scientific stock (see Note 5)....................       45,285       45,285       73,979        73,979
Other equity securities (see Note 6)....................       13,769       13,769       14,707        15,596
Loans to officers and employees.........................           38           38          208           208
Equity collar instruments...............................       (3,653)      (3,653)          --            96

  Revenue Recognition

     Revenue from product sales, including shipment to distributors, is recognized at time of shipment, net of allowances for estimated future returns.

  Earnings Per Share

     Historical per share data for each of the two years preceding the period ended June 30, 1999 has not been presented as no common shares were outstanding until June 25, 1998.

     Pro forma share and per share data has been presented below for each of the two years preceding the period ended June 30, 1999 assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

     Under Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their market price during the years ended June 30, 1999, 1998 and 1997 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 1999, 1998 and 1997:

                                                                             JUNE 30,
                                                               -------------------------------
                                                                1999         1998         1997
                                                               -----        -----        -----
                                                                    (IN THOUSANDS)
     Basic (weighted average common shares outstanding)        8,550        8,913        8,804
     Weighted average common stock options outstanding            85           --          126
                                                               -----        -----        -----
      Diluted weighted average shares outstanding .....        8,635        8,913        8,930
                                                               =====        =====        =====

  Concentration of Credit Risk

     Cohesion sells its intermediate products (Vitrogen, Cell Prime, Zygen, Angiostat and other bulk collagen products) to various universities and institutions, and Collagraft bone graft matrix strip is sold to Zimmer, Inc. ("Zimmer"), Cohesion's marketing partner for Collagraft bone graft products and a network of distributors. CoStasis is sold to specialty distributors in Europe. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management's expectations. Accounts receivable from Zimmer totaled $721,000 or 79% of the total accounts receivable at June 30, 1999.

     Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion's working capital.

  Stock Based Compensation

     The Company accounts for stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee much pay to acquire the stock. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" for options issued to employees.

  New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 2000 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

2. CONTRACTUAL AGREEMENTS WITH COLLAGEN

     Cohesion entered into supply, services, research and development, benefits, tax allocation, and distribution agreements with Collagen effective January 1, 1998. Under the Collagraft Supply Agreement, Collagen will supply Cohesion's requirements of Collagraft necessary for Cohesion to fulfill its obligations under its agreement with Zimmer at a price that is the greater of a percentage of the Cohesion sales price or a defined multiplier of Collagen's cost. In accordance with the Collagen Supply Agreement, Collagen will supply Cohesion products, intermediates and finished materials at a price equal to a multiplier of Collagen's cost. Under the Services Agreement, which was effective through June 30, 1999, Cohesion provided Collagen with services in the following areas: facilities, telephone, library, investor relations, research and development services (to the extent not provided for by the research and development agreement), and clinical and regulatory. Collagen provided Cohesion with certain services in the following areas: financial and tax services, health and welfare benefits administration and administration of the 401(k) Savings Plan, administrative, legal, regulatory, quality assurance, medical affairs, and manufacturing services. Under the Services Agreement with Collagen, Cohesion used Collagen's computer systems during fiscal 1999; however, the Company purchased and implemented its own computer systems by the end of the fiscal year. In accordance with the Recombinant Technology and Development License Agreement, Cohesion and Collagen are collaborating to develop recombinant human collagen and provide for cost sharing for the project until certain milestones are met. The Benefits Agreement provided for the continuation or replacement of benefits for the employees transferred to Cohesion and employees remaining with Collagen. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the Distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date. Under the Vitrogen International Distribution Agreement, which was effective through June 30, 1999, Collagen International, Inc., a subsidiary of Collagen, acted as Cohesion's distributor in Germany for Vitrogen.

3. BALANCE SHEET INFORMATION

                                                                        JUNE 30,
                                                                 ---------------------
                                                                   1999        1998
                                                                 ---------   ---------
                                                                    (IN THOUSANDS)
Property and equipment:
  Machinery and equipment...................................     $   5,493   $   5,438
  Leasehold improvements....................................         4,873       2,874
                                                                 ---------   ---------
                                                                    10,366       8,312

  Less accumulated depreciation and amortization............        (3,661)     (6,240)
                                                                 ---------   ---------
                                                                 $   6,705   $   2,072
                                                                 =========   =========
Intangible assets:
  Patents and trademarks....................................     $   2,265   $   2,265
  Less amortization.........................................        (1,538)     (1,018)
                                                                 ---------   ---------
                                                                 $     727   $   1,184
                                                                 =========   =========


4. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

     The following is a summary of available-for-sale debt securities at amortized cost which approximates fair value.

                                                                    JUNE 30,
                                                             ----------------------
                                                               1999         1998
                                                             ---------    ---------
                                                                (IN THOUSANDS)
Cash Equivalents:
 Corporate obligations................................       $   2,526    $     218
                                                             =========    =========
Short-term investments:
  Corporate obligations...............................       $      --    $   1,016
                                                             =========    =========

     During fiscal years 1999, 1998 and 1997, the Company had no sales of its available-for-sale debt securities. Cohesion uses amortized cost as the basis for recording gains and losses from securities transactions. Contractual maturities of the debt securities do not exceed one year at June 30, 1999.

5. INVESTMENT IN BOSTON SCIENTIFIC CORPORATION (TARGET THERAPEUTICS, INC.)

     Cohesion's investment in Target Therapeutics, Inc. of Fremont, California ("Target") was accounted for under the equity method through November 1995. During December 1995, Cohesion's ownership interest in Target fell below 20%. Given that Cohesion did not have the ability to exercise significant influence, Cohesion began accounting for its investment in Target under the cost method beginning in December 1995. In fiscal 1997, Cohesion sold 330,000 shares of Target common stock with a cost basis of $1.5 million for a realized gain of approximately $9.1 million.

     On January 20, 1997, Boston Scientific and Target jointly announced the signing of a definitive agreement to merge in a tax-free, stock-for-stock transaction. On April 8, 1997, Boston Scientific acquired Target and, as a result, Cohesion received 2,730,400 shares of Boston Scientific common stock in exchange for 2,551,776 shares of Target common stock. During the fiscal years ended June 30, 1999 and 1998, Cohesion sold 1,035,000 and 664,680 shares, respectively of Boston Scientific common stock with a fair value of $2.2 million and $1.4 million, respectively for a realized gain of approximately $32.5 million and $19.0 million, respectively.

     Boston Scientific is a leading manufacturer of catheter-based devices that can be inserted through small body openings and are used in heart surgery and other operations. Boston Scientific common stock is quoted on the New York Stock Exchange under the symbol BSX. On June 30, 1999, the closing price of Boston Scientific common stock was $43.94 per share. At June 30, 1999, The Company held
1.0 million shares (post-split) of Boston Scientific, representing less than 1% ownership interest.

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and cost of the Company's investment in Boston Scientific common stock:

                                                    JUNE 30,
                                             ----------------------
                                                1999         1998
                                             ---------    ---------
                                                (IN THOUSANDS)
Cost...................................      $   2,229    $   4,468
Gross unrealized gains.................         43,056       69,511
                                             ---------    ---------
                                                45,285       73,979
Value of equity collars................         (3,653)          96
                                             ---------    ---------
Estimated fair value...................      $  41,632    $  74,075
                                             =========    =========

     To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 1999, 1.0 million shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion.

6. OTHER INVESTMENTS

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and cost of the Company's investment in common stock:

                                                    JUNE 30,
                                             ----------------------
                                                1999         1998
                                             ---------    ---------
                                                (IN THOUSANDS)
Cost net of impairment write-down......      $  10,253    $  13,287
Gross unrealized gains.................          3,516        1,420
                                             ---------    ---------
Estimated fair value...................      $  13,769    $  14,707
                                             =========    =========

  Innovasive Devices, Inc.

     Prior to October 1996, 843,936 shares of common stock of Innovasive Devices were valued at cost or $4.1 million due to restrictions that prevented the sale of any such shares. At June 30, 1999, these restrictions were no longer applicable on 325,800 shares of Innovasive Devices common stock held by the Company. Cohesion carries the portion of its investments in Innovasive Devices which can be sold in one year, as an available-for-sale investment at market value, or $1.1 million at June 30, 1999. The remaining 516,136 restricted shares are valued at $1.6 million. At June 30, 1999, the Company determined that its cost basis in Innovasive Devices has incurred other-than-temporary impairment and adjusted the cost basis down to market value at June 30, 1999. The resulting $1.3 million write-down in cost basis at June 30, 1999, has been included in "Equity in losses and impairment of other investments " in the accompanying consolidated statements of operations.

     During fiscal years 1999, 1998 and 1997, Cohesion did not sell any of its shares of common stock of Innovasive Devices. Innovasive Devices common stock is quoted on The Nasdaq Stock Market under the symbol IDEA. The closing price of Innovasive Devices' common stock at June 30, 1999, was $3.25 per share. At June 30, 1999, Cohesion held approximately a 9% ownership position in Innovasive Devices.

  Pharming, B.V.

    Prior to July 1998, Cohesion's investment in Pharming B.V. ("Pharming") was valued at cost or $7.0 million. In July 1998, Pharming became a publicly traded company, at which time the Company's shares were converted into 838,512 shares of Pharming common stock. The Pharming common stock held by the Company was restricted from sale until December 31, 1998. Cohesion's shares of Pharming common stock are classified as an available-for-sale investment at market value, or $7.7 million at June 30, 1999, reflecting an unrealized gain of $700,000 ($7.7 million fair value less $7.0 million cost), which has been included in a separate component of stockholders' equity, net of tax.

    During fiscal years 1999, 1998 and 1997, Cohesion did not sell any of its shares of common stock of Pharming. Pharming common stock is quoted on The Easdaq Stock Market under the symbol PHAR. The closing price of Pharming common stock at June 30, 1999, was $9.15 per share. At June 30, 1999, Cohesion held a 6% ownership position in Pharming.

  Medarex

     Medarex common stock held by the Company was restricted from sale until December 31, 1998. Cohesion's shares of Medarex common stock are classified as an available-for-sale investment at market value, or $3.4 million at June 30, 1999, reflecting an unrealized gain of $2.9 million ($3.4 million fair value less $500,000 cost), which has been included in a separate component of stockholders' equity, net of tax.

    During fiscal years 1999, 1998 and 1997, Cohesion did not sell any of its shares of common stock of Medarex, Cohesion did not sell any of its shares of common stock of Medarex. Medarex common stock is quoted on The Nasdaq Stock Market under the symbol MEDX. The closing price of Medarex common stock at June 30, 1999, was $4.13 per share. At June 30, 1999, Cohesion held less than a 3% ownership position in Medarex.

  Prograft Medical, Inc.

    In June 1997, the Company sold its investment in Prograft Medical, Inc. of Palo Alto, California ("Prograft"), a privately held affiliate of the Company and recorded a realized gain of $15.4 million. Prograft was formed in July 1993 by the Company, Target Therapeutics, Inc. and Celtrix Pharmaceuticals, Inc. to develop vascular prostheses, including stents, grafts, and stent-graft for the treatment of diseased and damaged blood vessels.

7. ACQUISITIONS OF COHESION CORPORATION

     Collagen increased its ownership position in Cohesion Corporation of Palo Alto, California from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation was a privately-held company developing novel biomaterials in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. In connection with Collagen's investments and purchases of Cohesion Corporation shares, substantially all of the $3.0 million and $10.6 million purchase prices, respectively, were allocated to in-process research and development, which was expensed at the time of the purchases. The $10.6 million fiscal 1998 purchase price included $3.8 million of cash compensation amounts associated with the purchase of certain vested employee stock options, which amounts were expensed in accordance with Accounting Principles Board Opinion No. 25. After consideration of the amounts allocated to in-process technology, there was no excess of purchase price over the fair value of the net assets acquired and no goodwill was recorded.

     Cohesion determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Cohesion concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company's Board of Directors approved a program to cancel the remaining options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company. The Company recorded compensation expense of approximately $3.4 million in fiscal 1999 and expects to record an additional $2.6 million of compensation expense to be recognized over the next two fiscal years.

     The unaudited pro forma results of operations of Cohesion assuming the acquisitions of Cohesion Corporation shares occurred on July 1, 1996, on the basis described above with all material intercompany transactions eliminated, are as follows (in thousands):

                                               YEARS ENDED JUNE 30,
                                              ----------------------
                                                1998           1997
                                              -------        -------
Revenue...........................            $ 2,043        $ 2,527
Net income........................            $ 1,020        $ 4,081

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

8. COMMITMENTS

  Minimum lease payments

    Future minimum lease payments to third parties under noncancelable operating leases at June 30, 1999 are as follows (in thousands):

2000................................................    $    557
2001................................................         557
2002................................................         557
2003................................................         557
2004................................................         557
Thereafter..........................................         232
                                                        --------
          Total minimum lease payments..............    $  3,017
                                                        ========

     Rental expense was $814,000, $636,000, and $722,000 in fiscal 1999, 1998, and 1997, respectively.

  Short-term Borrowing Agreement

     The Company has a short-term borrowing arrangement with a securities brokerage firm. The interest rate on the demand loan is based on LIBOR + 1-1/8% and the debt is collateralized by the investment Boston Scientific common stock (see Note 5, "Investment in Boston Scientific"). At June 30, 1999, there was no balance outstanding under the arrangement.

9. STOCKHOLDERS' AND PARENT COMPANY EQUITY

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

     Preferred stockholders are entitled to noncumulative dividends at an annual rate of $0.10 per share. Dividends will be paid only when declared by the Board of Directors out of legally available funds. No dividends have been declared as of June 30, 1999.

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

  Stock Option Plans

    The Company has various stock option plans under which incentive stock options may be granted to officers, directors, employees and consultants to purchase the Company's common stock. The options are granted at no less than fair market value at the dates of grant and generally expire after ten years. Incentive stock options become exercisable at the rate of two percent per month beginning the first full month after the date of grant for fifty months with an initial cliff period of one year.

     At June 30, 1999, the total number of shares of common stock reserved for issuance under The Company's 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan were 2,578,211 shares and 262,000 shares, respectively.

     Stock option activities under Cohesion's Stock Option Plans were as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                                   EXERCISE
                                                                                                     PRICE        NUMBER
                                                               NUMBER      OPTION EXERCISE PRICE      PER        OF SHARES
                                                              OF SHARES       RANGE PER SHARE        SHARE      EXERCISABLE
                                                              ---------       ---------------        -----      -----------
Outstanding at June 30, 1998............................            --                                  --
Granted.................................................     2,295,660        $2.90  --  $8.19      $  4.94
Exercised...............................................       (34,789)        3.59  --   6.42         5.31
Forfeitures or expired..................................      (111,283)        2.90  --   7.54         5.07
                                                             ---------                              -------
Outstanding at June 30, 1999............................     2,149,588        $3.63  --  $8.19      $  4.92       948,115
                                                             =========                              =======


Available for grant at June 30, 1999....................       690,623
                                                             =========

  Employee Stock Purchase Plan

     The Board of Directors of Collagen designated Cohesion and each of Cohesion's subsidiaries as a designated subsidiary under the Collagen Employee Stock Purchase Plan (the "Collagen ESPP") as of January 1, 1998. The Collagen ESPP and the offering period that commenced on January 1, 1998 under the Collagen ESPP terminated one week prior to the record date for the Distribution and all employee contributions through such date were used to purchase shares of Collagen common stock. As of that date, Collagen and Cohesion had adopted new employee stock purchase plans having such terms as approved by the respective Board of Directors. The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. During fiscal 1999, 70,790 shares were purchased. At June 30, 1999, 179,210 shares were available for future sale under the plan. The average issuance price in fiscal 1999 was $3.08. The Purchase Plan will be implemented by a series of overlapping offering periods of 24 months' duration, with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. Each offering period will consist of four consecutive purchase periods of six months' duration. The initial offering period commenced on August 19, 1999 and ends on June 30, 2000; the initial purchase period ended on December 31, 1998. Under the 1998 Purchase Plan, the Company's employees, subject to certain restricts, may purchase shares at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of each offering period or at the end of each purchase period.

  Stock Compensation

     The Company has elected to follow Accounting Principles Board Statement No. 25 ("APB No. 25") and related interpretations in accounting for their employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") requires the use of option valuation models that were not developed for use in valuing employees stock options. Under APB No. 25, because the exercise price of the employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is generally recognized.

     Pro forma information regarding net income (loss) is required by SFAS 123. Prior to fiscal 1999, Cohesion and its subsidiaries had accounted for Cohesion Corporation employee stock options granted subsequent to Cohesion's acquisition of a majority ownership in Cohesion Corporation in May 1996 under fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 1999: risk-free interest rate of 6.00%; volatility factor of the expected market price of Cohesion's and Cohesion Corporation's common stock of .50; no dividend payments; and a weighted-average expected life of the options of 3 years. The pro forma impact is not representative of future years, as future years will include the effect of options vesting as well as the impact of multiple years of stock option grants. The full effect of SFAS 123 will not be fully reflected until 2001.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. The pro forma information for 1998 and 1997 reflects only the Cohesion Corporation subsidiary stock options. Cohesion's pro forma information follows (in thousands):

                                                                        YEARS ENDED JUNE 30,
                                                            --------------------------------------------
                                                               1999             1998              1997
                                                            ---------        ---------         ---------
     Pro forma net income (loss) ...................        $   5,744        $  (9,590)        $   4,973
     Pro forma earnings per common share - basic(1)         $     .67        $   (1.08)        $     .56
     Pro forma earnings per common share assuming
       dilution(1) .................................        $     .67        $   (1.08)        $     .56

      (1) Pro forma share and per share data has been presented for each of the two years preceding fiscal 1999 in the period ended June 30, 1998, assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

     The following table summarizes information about Cohesion's stock options outstanding at June 30, 1999:

                                                  OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                       ----------------------------------------------------------------------     ---------------------------------
                                                                                   WEIGHTED
                                                                                    AVERAGE           NUMBER
                                                                 WEIGHTED          REMAINING      EXERCISABLE AS        WEIGHTED
                          RANGE OF             NUMBER             AVERAGE         CONTRACTUAL       OF JUNE 30,          AVERAGE
                       EXERCISE PRICES       OUTSTANDING      EXERCISE PRICE         LIFE              1999          EXERCISE PRICE
                       ---------------       -----------      --------------      -----------     --------------     --------------
                       $ 3.63 -- $3.63            1,500          $  3.63              9.32                  --            $    --
                         4.06 --  4.06        1,012,000             4.06              9.20               7,350               4.06
                         4.13 --  5.66          556,072             5.00              6.50             436,349               5.11
                         5.73 --  8.19          580,016             6.35              4.49             504,416               6.43
                                              ---------          -------              ----             -------            -------
                       $ 3.63 -- $8.19        2,149,588          $  4.92              7.23             948,115            $  5.80
                                              =========          =======              ====             =======            =======

     The weighted-average fair value of options granted during the year ended June 30, 1999 was $1.62 per share, respectively.

  Cohesion Corporation Subsidiary Stock Options

     In April 1996, the Board of Directors of Cohesion Corporation approved the adoption of the 1996 Cohesion Corporation Stock Option Plan which authorized the issuance of 475,000 shares of Cohesion Corporation common stock under the plan. In May 1997, the Board of Directors of Cohesion Corporation authorized the issuance of an additional 300,000 shares of Cohesion Corporation stock under the plan. Stock options were granted to officers, directors, key employees and consultants to purchase Cohesion Corporation common stock.

     In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $3.4 million of compensation expense related to these Canceled Options during fiscal 1999. The Company expects to record an additional $2.6 million of compensation expense with respect to the cash-out of Canceled Options, which will be recognized during fiscal years 2000 and 2001.

     Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

                                                                                                   WEIGHTED
                                                                                                    AVERAGE
                                                                                                   EXERCISE
                                                                                                     PRICE        NUMBER
                                                               NUMBER      OPTION EXERCISE PRICE      PER        OF SHARES
                                                              OF SHARES       RANGE PER SHARE        SHARE      EXERCISABLE
                                                              ---------       ---------------        -----      -----------
Outstanding at May 1, and June 30, 1996.................       307,000        $0.20  --  $0.20      $  0.20        39,146
Granted.................................................       133,000         0.70  --   0.70         0.70
                                                             ---------                              -------
Outstanding at June 30, 1997............................       440,000         0.20  --   0.70         0.35       132,174
Granted.................................................       154,000         0.70  --   0.70         0.70
Exercised...............................................      (181,233)        0.20  --   0.70         0.23
Forfeitures or expired..................................       (58,563)        0.20  --   0.70         0.57
                                                             ---------                              -------
Outstanding at June 30, 1998............................       354,204        $0.20  --  $0.70      $  0.54       354,204
                                                                                                    =======
Canceled Options                                              (354,204)

Outstanding at June 30, 1999............................            --                                                 --
                                                             =========


Available for grant at June 30, 1999....................            --
                                                             =========

  Stockholders' Rights Plan

    On April 21, 1999, the Board of Directors of the Company adopted a Rights Agreement, and has authorized and declared a dividend of one preferred share purchase right (a "Right") for each common stock outstanding at the close of business on May 19, 1999. When exercised, each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior Participating Preferred Stock of the Company at a price of $25.00 per 1/1000 preferred stock share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers of 15% or more of the Company's common stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. The Rights expire on April 21, 2009.

10. SEGMENT AND GEOGRAPHICAL INFORMATION

     The Company adopted Statement of Financial Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers.

     The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operates in two segments: 1) the surgical business and 2) an orthopedic business. In February 1999, the Company formed a new subsidiary, NeuColl to commercialize its products in the orthopedics field, which includes Collagraft and NeuVisc. Both segments report to the Chief Executive Officer ("CEO") of Cohesion who allocates resources to each company. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131. Currently management does not allocate assets between, or evaluate operating profit or loss of the two segments.

    The following table shows revenue by segment by year (in thousands):

                                                               YEARS ENDED JUNE 30,
                                                        ----------------------------------
SEGMENT REVENUE                                           1999         1998          1997
---------------                                         -------      -------       -------
Orthopedic.................................             $ 1,936      $ 1,520       $ 1,943
                                                        -------      -------       -------
Surgical...................................                 658          523           584
                                                        -------      -------       -------
                                                        $ 2,594      $ 2,043       $ 2,527
                                                        =======      =======       =======


     During fiscal years 1999, 1998 and 1997, Cohesion realized product sales from its marketing partner, Zimmer, of $1.9 million, 1.5 million and $1.9 million, respectively, which represented 73%, 75% and 77% of product sales. Zimmer has exclusive marketing rights for Collagraft bone graft products in the United States and Asia.

    Export sales, which were in European countries only, were $233,000, $129,000 and $124,000 in fiscal 1999, 1998 and 1997, respectively.

11. INCOME TAXES

     The provision was prepared on the basis that Cohesion filed separate tax returns in each year. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion's deferred tax assets and liabilities as of June 30, 1999 and 1998 are presented below (in thousands):

                                                                  JUNE 30,
                                                         -------------------------
                                                             1999             1998
                                                         --------         --------
     Deferred tax liabilities:
       Unrealized gain on Boston Scientific stock        $ 18,042         $ 30,061
       Investments ..............................             943            1,888
       Intangible assets ........................            (219)               1
                                                         --------         --------
               Total deferred tax liabilities ...          18,766           31,950
                                                         --------         --------
     Deferred tax assets:
       Equity in losses of affiliates ...........           3,364            3,107
       State income taxes .......................             (50)              19
       Non-deductible accruals ..................             771              913
       Other ....................................             247              332
       Valuation allowance ......................          (3,364)          (3,381)
                                                         --------         --------
               Total deferred tax assets ........             968              990
                                                         --------         --------
               Net deferred tax liabilities .....        $ 17,798         $ 30,960
                                                         ========         ========

     The valuation allowance decreased by $17,000 in fiscal 1999 and increased by $224,000 in fiscal 1998. Significant components of the provision for income taxes are as follows (in thousands):

                                               YEARS ENDED JUNE 30,
                                     ---------------------------------------
                                      1999            1998            1997
                                     -------         -------         -------
     Current:
       Federal ..............        $ 4,015         $(2,875)        $ 1,981
       State ................          1,046            (617)            875
                                     -------         -------         -------
               Total current           5,061          (3,492)          2,856
                                     -------         -------         -------
     Deferred:
       Federal ..............           (913)          1,049             203
       State ................           (230)            (54)            103
                                     -------         -------         -------
               Total deferred         (1,143)            995             306
                                     -------         -------         -------
                                     $ 3,918         $(2,497)        $ 3,162
                                     =======         =======         =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                 YEARS ENDED JUNE 30,
                                                     ------------------------------------------
                                                       1999             1998             1997
                                                     --------         --------         --------
     Income (loss) before income taxes ......        $ 10,119         $(12,064)        $  7,476
                                                     ========         ========         ========
     Expected tax at 35% ....................        $  3,542         $ (4,222)        $  2,617
     State income tax, net of federal benefit             518             (618)             725
     In-process research and development ....              --            2,375               --
     Equity in losses of affiliates .........            (621)              25             (278)
     Research credits .......................            (181)              --               --
     Investment gains and losses ............             525               --               --
     Other ..................................             135              (57)              98
                                                     --------         --------         --------
                                                     $  3,918         $ (2,497)        $  3,162
                                                     ========         ========         ========

12. COMPREHENSIVE INCOME

    As of July 1, 1998, the Company adopted Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes new rules for reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact of the Company's net income (loss) or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

    The following are the components of accumulated other comprehensive income
(loss) net of tax (in thousands):

                                                    YEARS ENDED JUNE 30,
                                           -------------------------------------
                                             1999           1998           1997
                                           -------        -------        -------
     Unrealized gain on investments        $26,308        $43,833        $47,069
                                           -------        -------        -------
                                           $26,308        $43,833        $47,069
                                           =======        =======        =======

    The following schedule of other comprehensive income (loss) shows the gross current-period gain (loss) and the reclassification adjustment (in thousands):

                                                                          YEARS ENDED JUNE 30,
                                                             ------------------------------------------
                                                               1999             1998             1997
                                                             --------         --------         --------
     Unrealized gain on available-for-sale securities        $ 15,021         $ 15,764         $ 21,742
     Less: reclassification adjustment for (gain)
        realized in net income (loss) ...............         (32,546)         (19,000)          (9,222)
                                                             --------         --------         --------
     Other comprehensive income (loss) ..............        $(17,525)        $ (3,236)        $ 12,520
                                                             ========         ========         ========

13. STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information (in thousands):

                                                     YEARS ENDED JUNE 30,
                                            -------------------------------------
                                             1999            1998           1997
                                            ------        --------         ------
     Cash paid during the year for:
       Interest ....................        $   15        $     --         $  377
       Income taxes (net of refunds)         4,185             (65)         2,370


14. EMPLOYEE BENEFIT PLAN

     The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax salary; highly compensated employees may defer up to 10% of their pre-tax salary. All regular U.S. employees are eligible to participate. The plan provides for the Company to match based on the first 6% of contribution at 50% for every dollar an employee defers, up to $1,000 annually.

15. SUBSEQUENT EVENTS (UNAUDITED)

     In September 1999, the Company entered into a lease agreement that covers manufacturing and office equipment and leasehold improvements. The lease line will cover expenditures up to $5.0 million. The term of the lease is 48 months with a one year extension option. Quarterly rental payments are based on a monthly equivalent rental payment factor of 2.038% of the lease line utilized. The lease is collateralized by equipment and certain investments.

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                                 June 30         March 31      December 31      September 30
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 1999
Revenue ..............................................        $    942         $    428         $    828         $    396
Cost of sales ........................................             991              398              412              183
Selling, general and administrative ..................           1,909            1,712            1,531            1,689
Research and development .............................           4,110            3,724            3,470            3,988
Compensation expense related to
      Cancelled stock options ........................             439              498              635            1,813
Operating loss .......................................          (6,507)          (5,904)          (5,220)          (7,277)
Net gain on investments, principally Boston Scientific
     Corporation .....................................           9,078           13,220            4,353            9,618
Net income (loss) ....................................             891            4,385             (466)           1,391

Net income (loss) per share - Basic ..................        $    .11         $    .52         $   (.05)        $    .16
Net income (loss) per share - Diluted ................        $    .10         $    .52         $   (.05)        $    .16

Quarters ended                                                 June 30         March 31      December 31      September 30
--------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 1998

Revenue ..............................................        $    571         $    238         $    526         $    708
Cost of sales ........................................             347              124              279              412
Selling, general and administrative ..................           1,149            1,229            1,249            1,341
Research and development .............................           5,500            3,908            3,623            3,837
In-process R&D(1) ....................................              57               --           10,530               --
Operating loss .......................................          (6,481)          (5,021)         (15,155)          (4,826)

Net gain on investments, principally Boston Scientific
     Corporation .....................................           5,358            4,964            2,843            5,931
Net income (loss) ....................................          (1,053)             (33)         (12,578)           1,600
Pro forma net income (loss) per share - Basic(2) .....        $   (.12)        $   (.01)        $  (1.41)        $    .18
Pro forma net income (loss) per share - Diluted(2) ...        $   (.12)        $   (.01)        $  (1.41)        $    .18

(1) Represents charge of $10.6 million for in-process research and development costs in connection with the acquisition of Cohesion Corporation.

(2) Historical share and per share data has not been presented as no Company common shares were outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

The Common Stock of the Company is traded over-the-counter on The Nasdaq Stock Market under the symbol CSON. The Company does not expect to pay dividends in the near future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item concerning our directors is incorporated by reference from the information under the caption "Election of Directors" in our Proxy Statement for our 1999 Annual Meeting of Stockholders filed on or about September 27, 1999.

      The information required by this item concerning our executive officers is set forth in "Item 1 - Business - Executive Officers" of this Form 10-K.

ITEM 11. COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Officer Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Share Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

      1. Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this report.

      2. Financial Statement Schedules - Schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      3.    Exhibits - A complete listing of required exhibits is given in the
            Exhibit Index that precedes the exhibits filed with this report.

(b) Reports on Form 8-K:

      1. On May 3, 1999 we filed a Current Report on Form 8-K dated April 21, 199 disclosing under Item 5 the adoption of a Shareholder Rights Agreement.

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


Dated: September 24, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                                      Title                             Date
        ---------                                      -----                             ----
/s/ David Foster                       Chief Executive Officer, and Director       September 24, 1999
---------------------------------      (Principal Executive Officer)
David Foster

/s/ Frank DeLustro, Ph.D.              President, Chief Operating Officer          September 24, 1999
---------------------------------      and Director
Frank DeLustro, Ph.D.

/s/ Sharon Kokubun                     Vice President, Financial Operations        September 24, 1999
---------------------------------      (Principal Accounting Officer)
Sharon Kokubun

/s/ John R. Daniels, M.D.              Director                                    September 7, 1999
---------------------------------
John R. Daniels, M.D.

/s/ Craig T. Davenport                 Director                                    September 7, 1999
---------------------------------
Craig T. Davenport

/s/ Reid W. Dennis                     Director                                    September 7, 1999
---------------------------------
Reid W. Dennis

/s/ Craig W. Johnson, Esq.             Director                                    September 7, 1999
---------------------------------
Craig W. Johnson, Esq.

/s/ Mark Philip, Ph.D.                 Director                                    September 4, 1999
---------------------------------
Mark Philip, Ph.D.

                                  EXHIBIT INDEX

  NUMBER       NOTES                                    DESCRIPTION
  ------     ----------                                 -----------
    2.1       (2)(12)    Separation and Distribution Agreement dated January 1, 1998, between the
                         Company and Collagen Corporation.

    3.1       (1)        Amended and Restated Certificate of Incorporation of the Company.

    3.2       (1)        Bylaws of the Company.

    4.1       (1)        Specimen Stock Certificate.

    4.2      (21)        Preferred Shares Rights Agreement between the Registrant and the Bank of New
                         York dated April 21, 1999.

   10.1       (2)(13)    Collagraft Supply Agreement dated January 1, 1998, between the Company and
                         Collagen Corporation.

   10.2       (2)(14)    Collagen Supply Agreement dated January 1, 1998, between the Company and
                         Collagen Corporation.

   10.3      (15)        Assignment and License Agreement dated January 1, 1998, between the Company and Collagen Corporation.

   10.4       (2)(16)    Recombinant Technology Development and License Agreement dated January 1,
                         1998, between the Company and Collagen Corporation.

   10.5      (17)        Services Agreement dated January 1, 1998, between the Company and Collagen
                         Corporation.

   10.6      (18)        Benefits Agreement dated January 1, 1998, between the Company and Collagen
                         Corporation.

   10.7      (19)        Tax Allocation and Indemnity Agreement dated January 1, 1998, between the
                         Company and Collagen Corporation.

   10.8      (20)        Vitrogen International Distribution Agreement dated January 1, 1998,  between the Company and Collagen Corporation.

   10.9       (1)(2)     Letter Agreement dated October 1, 1996 between Collagen Corporation and
                         Genotypes, Inc.

   10.10      (1)(11)    Form of Indemnification Agreement between the Company and each of its Officers and Directors.

   10.11      (1)(11)    1998 Stock Option Plan.

   10.12      (1)(11)    1998 Employee Stock Purchase Plan.

   10.13      (1)(11)    1998 Directors' Stock Option Plan.

   10.14      (3)        Collaborative Research and Distribution Agreement between Collagen Corporation and Zimmer, Inc. dated as of June 26, 1985.

   10.15      (4)        Amendments dated February 16, 1993 and February 18, 1993 respectively, to the
                         Product Development and Distribution Agreement dated January 18, 1985 by and between Collagen Corporation and Zimmer, Inc.

   10.16      (5)        Lease Agreement dated June 1, 1992 by and between Collagen Corporation and
                         Harbor Investment Partners.

   10.17      (6)        Lease Renewal for 2500 Faber Place, Palo Alto, dated December 1, 1992 between
                         Collagen Corporation and Leonard Ely, Shirley Ely, Carl Carlsen and Mary
                         Carlsen.

   10.18      (1)(2)     Amended and Restated Research, Lease and Supply Agreement dated as of February
                         20, 1996 between Collagen Corporation and Pharming B.V.

   10.19      (1)(2)     Research and Development Agreement dated October 17, 1995 between Collagen
                         Corporation and Innovasive Devices, Inc.

   10.20      (1)(2)     Manufacturing and Supply Agreement dated as of October 17, 1995 between
                         Collagen Corporation and Innovasive Devices, Inc.

   10.21      (1)(2)     Distribution Agreement dated as of October 17, 1995 between Collagen
                         Corporation and Innovasive Devices, Inc.

   10.22      (7)        Promissory Note between Howard D. Palefsky and the Registrant dated February 20,
                         1996.

  NUMBER       NOTES                                    DESCRIPTION
  ------     ----------                                 -----------
   10.23      (8)(11)    Amended and Restated Secured Loan Agreement between Ross R. Erickson and
                         Collagen Corporation dated December 31, 1995.

   10.24      (9)        Loan Agreement between Collagen Corporation and Cohesion Corporation dated May 24,
                         1996.

   10.25     (10)        Agreement between Howard D. Palefsky and Collagen Corporation dated March 15,
                         1997.

   10.26      (1)(11)    Form of Management Continuity Agreement between certain officers of the
                         Company and Collagen Corporation dated February 7, 1997.

   10.27      (1)(2)     Intellectual Property and Production Agreement between Genotypes and Collagen
                         Corporation dated August 15, 1996.

   10.28      (1)(11)    Secured Loan Agreement between Charles Williams and Cohesion Corporation dated
                         December 15, 1997.

   21.1                  List of Subsidiaries.

   23.1                  Consent of Ernst & Young LLP, Independent Auditors.

   27.1                  Financial Data Schedule (EDGAR version only).

------------

(1) Incorporated by reference to the identically numbered exhibit filed with the Company's Registration Statement on Form 10, as amended (File No. 000-24103), which became effective on June 26, 1998.

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

(17) Incorporated by reference to Exhibit 10.100 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(18) Incorporated by reference to Exhibit 10.101 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(19) Incorporated by reference to Exhibit 10.99 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(20) Incorporated by reference to Exhibit 10.102 of Collagen Corporation's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(21) Incorporated by reference to the identically numbered exhibit filed with the Company's Current Report on Form 8-K (File No. 000-24103) dated May 3, 1999.