Form 10-Q
period 1999-09-30
COHESION TECHNOLOGIES INC
filed 1999-11-15
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934
          For the quarter ended SEPTEMBER 30, 1999,

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
        (State or Other                             (I.R.S. Employer
         Jurisdiction                              Identification No.)
      of Incorporation or
         Organization)


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

As of October 31, 1999, Registrant had 8,500,538 shares of Common Stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I. Financial Information                                                Page No.
-----------------------------                                                --------
Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets --
        September 30, 1999 and June 30, 1998                                     3

        Condensed Consolidated Statements of Operations --
        Three months ended September 30, 1999 and 1998                           4

        Condensed Consolidated Statements of Cash Flows --
        Three months ended September 30, 1999 and 1998                           5

        Notes to Condensed Consolidated Financial Statements                   6-8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                    9-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk               16


PART II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                     17

Item 6.  Exhibits and Reports on Form 8-K                                        17

Signatures                                                                       18

                          PART I. FINANCIAL INFORMATION


ITEM 2.   FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 SEPTEMBER 30,     JUNE 30,
                                                                                     1999            1999*
                                                                                 ------------      --------
ASSETS
Current assets:
  Cash and cash equivalents ..............................................          $10,516         $ 4,239
  Accounts receivable, net ...............................................              282             895
  Inventories ............................................................            1,148             976
  Other current assets ...................................................            2,946           2,142
                                                                                    -------         -------
         Total current assets ............................................           14,892           8,252

Property and equipment, net ..............................................            6,833           6,705
Investment in Boston Scientific Corporation ..............................           23,372          41,632
Other investments and assets .............................................           23,083          14,930
                                                                                    -------         -------

                                                                                    $68,180         $71,519
                                                                                    =======         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................          $   702         $ 1,035
  Accrued compensation ...................................................            1,144           1,172
  Accrued liabilities ....................................................            3,079           4,133
  Income taxes payable ...................................................            3,219             953
  Obligation under capital lease .........................................              705              --
                                                                                    -------         -------
         Total current liabilities .......................................            8,849           7,293

Long-term liabilities:
  Obligation under capital lease .........................................            3,460              --
  Deferred income taxes ..................................................           13,801          18,985
                                                                                    -------         -------
         Total long-term liabilities .....................................           17,261          18,985

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares, issued and outstanding: no shares at
    September 30, 1999 and June 30, 1999 .................................               --              --
  Common stock, $.001 par value, authorized: 15,000,000 shares;
    issued, September 30, 1999 --  8,990,715 shares; June 30, 1999 --
    8,953,167 shares; outstanding, September 30, 1999 -- 8,475,615 shares;
    June 30, 1999 -- 8,438,067 shares ....................................                9               9
  Additional paid-in capital .............................................           15,385          15,193
  Retained earnings (since August 19, 1998) ..............................            9,898           5,705
  Accumulated other comprehensive income .................................           18,752          26,308
  Treasury stock, at cost, 515,100 shares at September 30, 1999 and
      June 30, 1999 ......................................................           (1,974)         (1,974)
                                                                                    -------         -------
         Total stockholders' equity ......................................           42,070          45,241
                                                                                    -------         -------

                                                                                    $68,180         $71,519
                                                                                    =======         =======

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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                            ------------------------
                                                              1999            1998
                                                            --------         -------
Revenue -- product sales ..............................     $   444         $   396

Costs and expenses:
  Cost of sales, including manufacturing
     start-up costs ...................................         669             183
  Research and development ............................       3,245           3,988
  Selling, general and administrative .................       1,885           1,689
  Compensation expense related to
     cancelled stock options ..........................         449           1,813
                                                            -------         -------
          Total costs and expenses ....................       6,248           7,673
                                                            -------         -------

Loss from operations ..................................      (5,804)         (7,277)

Other income:
  Gain on investments, principally
      Boston Scientific Corporation ...................      12,699           9,618
  Interest income .....................................          93              57
                                                            -------         -------

Income before provision for income taxes ..............       6,988           2,398
Provision for income taxes ............................       2,795           1,007
                                                            -------         -------

Net income ............................................     $ 4,193         $ 1,391
                                                            =======         =======

Earnings per common share -- basic ....................     $   .50         $   .16
                                                            =======         =======

Earnings per common share assuming dilution ...........     $   .49         $   .16
                                                            =======         =======

Weighted average shares outstanding -- basic ..........       8,445           8,838
                                                            =======         =======

Weighted average shares outstanding assuming
  dilution ............................................       8,616           8,838
                                                            =======         =======

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                ------------------------
                                                                  1999            1998
                                                                --------         -------
Cash flows from operating activities:
  Net income ...........................................        $  4,193         $ 1,391

  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization .....................             372             277
     Gain on investments ...............................         (12,699)         (9,618)
     Decrease (increase) in assets:
       Accounts receivable .............................             613              87
       Inventories .....................................            (173)             (6)
       Other ...........................................             (98)           (793)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities
         and other .....................................          (1,414)            472
       Income taxes payable ............................           2,265           1,007
                                                                --------         -------
     Net cash used in operating activities .............          (6,941)         (7,183)
                                                                --------         -------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock .................................          12,614           9,626
  Proceeds from sale-leaseback of manufacturing
    facility ...........................................           4,165              --
  Proceeds from sale of other investments ..............           1,191             533
  Purchase of investments ..............................          (4,205)             --
  Payment on maturity of equity collar .................            (353)             --
  Proceeds from maturities of short-term investments ...              --             (22)
  Expenditures for property and equipment ..............            (386)           (591)
                                                                --------         -------
     Net cash provided by investing activities .........          13,026           9,546
                                                                --------         -------

Cash flows from financing activities:
  Proceeds from exercise of stock options ..............             192              --
  Treasury stock purchases .............................              --            (187)
                                                                --------         -------
     Net cash provided by (used in) financing
       activities ......................................            192            (187)
                                                                --------         -------

Net increase in cash and cash equivalents ..............           6,277           2,176
Cash and cash equivalents at beginning of period .......           4,239             591
                                                                --------         -------

Cash and cash equivalents at end of period .............        $ 10,516         $ 2,767
                                                                ========         =======

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended September 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 1999 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated financial statements at that date.

     The financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


2.   INVENTORIES

     Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

     Inventories comprise the following:

                                                        SEPTEMBER 30,       JUNE 30,
                                                            1999              1999
                                                        ------------       ---------
                                                                (IN THOUSANDS)

     Raw materials.................................        $  164             $158
     Work-in-process...............................           720              737
     Finished goods................................           264               81
                                                           ------             ----
                                                           $1,148             $976
                                                           ======             ====

3.   EQUITY INVESTMENTS

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and cost of the Company's investments in common stock:

                                                        SEPTEMBER 30,   JUNE 30,
                                                            1999          1999
                                                        ------------    ---------
                                                               (IN THOUSANDS)
BOSTON SCIENTIFIC CORPORATION
Cost...............................................     $ 1,569          $ 2,229
Gross unrealized gains.............................      16,392           43,056
                                                        -------          -------
                                                         17,961           45,285
Fair value of equity collar........................       5,411           (3,653)
                                                        -------          --------
Estimated fair value...............................     $23,372          $41,632
                                                        =======          =======

OTHER INVESTMENTS
Cost...............................................     $ 8,731          $10,253
Gross unrealized gains.............................       9,806            3,516
                                                        -------          -------
Estimated fair value...............................     $18,537          $13,769
                                                        =======          =======

Total estimated fair value.........................     $41,909          $55,401
                                                        =======          =======


     Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's equity securities are classified as available-for-sale.

     To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At September 30, 1999, 725,000 shares were hedged under these collars. The put and call options are collateralized by shares of Boston Scientific common stock held by Cohesion.


4.   CAPITAL LEASE OBLIGATION

     The Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease covers expenditures up to $5.0 million. The term of the lease is 48 months with a one-year extension option. Rental payments are based on a monthly equivalent rental payment factor of the lease line utilized. The amount borrowed against the lease line at September 30, 1999 was $4.2 million. Equipment and certain investments collateralize the lease.


5.   STOCKHOLDERS' EQUITY

     Cohesion Corporation Stock Options

     In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $449,000 of compensation expense related to these canceled options during the three months ended September 30, 1999 and expects to records an additional $1.9 million through 2001.


6.   COMPREHENSIVE INCOME

     The components of comprehensive income (loss), net of related tax, for the three months ended September 30, 1999 and 1998 are as follows:

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                      1999             1998
                                                   ------------     ------------
Net income.........................................   $ 4,193        $ 1,391

Change in unrealized gains
  on securities....................................    (7,556)        (9,762)
                                                      -------        -------

Comprehensive income (loss)........................   $(3,363)       $(8,371)
                                                      =======        =======


7.   SEGMENT INFORMATION

     The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operates in two segments: 1) the surgical business and 2) an orthopedic business. In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize its products in the orthopedics field, which includes Collagraft and NeuVisc. Both segments report to the Chief Executive Officer ("CEO") of Cohesion who allocates resources to each business. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

     Information on reportable segments for the three months ended September 30, 1999 is as follows: Information for the three months ended September 30, 1998 is not available.

                                                      (IN THOUSANDS)

                                        SURGICAL        ORTHOPEDIC       TOTAL
                                        --------        ----------      --------
Revenue -- product sales..........      $   115          $  329         $   444
Loss from operations..............      $(5,225)         $ (579)        $(5,804)

Total assets......................      $66,817          $1,363         $68,180


8.   STATEMENTS OF CASH FLOWS

     Supplemental disclosure of cash flow information (in thousands):

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   -----------------------------
                                                      1999             1998
                                                   ------------     ------------
Cash paid during the period for:
  Income taxes                                      $50,000          $      --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to,
(i) significant unforeseen delays in the regulatory approval process, (ii) determination by the FDA or foreign regulatory bodies that our clinical data does not support the safety and efficacy of our products and (iii) competitive products and technology. For a more detailed discussion on other business risks see "Additional Factors That Might Affect Future Results of Operations."

     Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of minimally invasive surgeries. CoStasis Surgical Hemostat, our lead hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark in September 1998 and began to launch the product in Europe in February 1999. We completed a pivotal clinical trial in the U.S. during fiscal 1999, and filed a PMA application with the FDA in June 1999. We also initiated an expanded clinical study in Europe in fiscal 1999 for CoSeal(TM) Surgical Sealant, our lead biosealant product designed for sealing organs and other tissues resulting from surgical wounds and incisions. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. Cohesion also sells Collagraft implant, an orthopedic product, through its subsidiary, NeuColl, Inc., and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.

     Cohesion was organized as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation in June 1997. During fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion. Collagen also contributed various equity investments to Cohesion, including all of its holdings in Boston Scientific Corporation. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's Common Stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution of Cohesion's common stock.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998

     Revenues were $444,000 and $396,000 for three months ended September 30, 1999 and 1998, respectively. Sales of Collagraft for the three months ended September 30, 1999 were $329,000, an increase of approximately $52,000 for the same prior-year period sales of $277,000, primarily due to timing of shipments to Zimmer, NeuColl's distribution partner in the U.S. and Asia. We expect revenues to be higher in fiscal 2000 due to a full-year of CoStasis sales in Europe and slightly higher sales of Collagraft from the anticipated product launch by Zimmer in Japan and sales by NeuColl in certain European countries. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through a third party firm, such as Zimmer. Our business and financial results could be adversely affected in the event that a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of sales was 151% and 46% for the three months ended September 30, 1999 and 1998, respectively. The increase in cost of sales as a percentage of sales was primarily due to manufacturing startup costs for the CoStasis product. Cost of sales as a percentage of sales for fiscal 2000 is projected to be higher than fiscal 1999 as cost of sales is expected to continue to reflect manufacturing startup costs for CoStasis.

     Research and development expenses were $3.2 million and $4.0 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in R&D spending was due primarily to lower spending in the tissue adhesive, biosealant and recombinant programs. R&D expense for the three months ended September 30, 1999 and 1998 reflect reimbursement from Collagen for the recombinant human collagen program in accordance with the intercompany agreements entered into between Cohesion and Collagen. We expect R&D spending in fiscal 2000 to be at slightly lower levels than fiscal 1999.

     Selling, general and administrative expenses were $1.9 million and $1.7 million during the three months ended September 30, 1999 and 1998, respectively. The increase in SG&A expenses is due primarily to increased marketing costs associated with the launch of CoStasis in Europe. SG&A expenses during the three months ended September 30, 1998, include a cash payment of $87,500 made to Collagen's former Chief Executive Officer, Howard Palefsky. SG&A expenses are expected to increase in fiscal 2000 due to increased spending in sales and marketing. Future levels of SG&A spending will depend on various factors, including the level of product sales and how CoStasis is distributed throughout the world.

     During the three months ended September 30, 1999 and 1998, Cohesion recorded $449,000 and $1.8 million, respectively of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. We expect to record an additional $1.9 million of compensation expense with respect to the cash-out of canceled options, which will be recognized during fiscal 2000 through 2001.

     Gains on sales of investments were $12.7 million and $9.6 million for the three months ended September 30, 1999 and 1998, respectively. The gains were primarily from the sale of common stock of Boston Scientific Corporation. The timing and number of additional shares of Boston Scientific common stock sold will depend on market conditions and our anticipated cash needs.

     Interest income was $93,000 and $57,000 for the three months ended September 30 1999 and 1998, respectively. The increase is due to higher average cash and cash equivalents balances.

     Cohesion's effective tax rate for three months ended September 30, 1999 and 1998 was 40% and 42%. The decrease is primarily from the utilization of credit for research and development expenditures.

SEGMENT INFORMATION

     Cohesion operates in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. During fiscal 1999, Cohesion formed a new company, NeuColl, Inc., a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of osteoarthritis. For a discussion of product sales, see revenue discussion in "-- Results of Operations."


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, cash and investments were $52.4 million. Net cash used in operating activities was $6.9 million for three months ended September 30 1999.

     For the three months ended September 30, 1999, cash provided by investing activities of $13.0 million was primarily related to proceeds of approximately $12.6 million from the sale of Boston Scientific common stock, proceeds of approximately $1.2 million from the sale of other investments and proceeds of $4.2 million from the sale-leaseback of our manufacturing facility. The investment proceeds were offset by $4.2 million for the purchase of investments and payments totaling $739,000 for the maturity of an equity collar and for capital expenditures. We anticipate capital expenditures to be approximately $2.0 million in fiscal 2000.

     Our principal sources of liquidity include Boston Scientific common stock and cash, cash equivalents and other investments. During the three months ended September 30, 1999, we sold 305,000 shares of Boston Scientific common stock for an pre-tax gain of approximately $12.0 million ($12.6 million proceeds less cost basis of $600,000). Cohesion anticipates that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. We may defer sales of Boston Scientific common stock for tax planning purposes, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock. As another source of financing, we may in the near term establish a credit facility, although there can be no assurance that a line of credit will be available to us on acceptable terms, if at all.

     In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 30, 1999, we had repurchased 515,100 shares of common stock under this program.

     In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. The Company recorded $449,000 of compensation expense related to these canceled options during the three months ended September 30, 1999 and expects to records an additional $1.9 million through 2001.

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

     During fiscal 1999, we formed a new company, NeuColl, Inc., a wholly owned subsidiary, in order to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion provided the initial funding for NeuColl; however, Neucoll is currently seeking third-party funding.


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

     We have significantly completed our assessment of information technology business systems, product, operating equipment, and third-party interfaces, including suppliers. To date, we have not identified any significant problems. During fiscal 1999, we implemented a new financial information system, which we believe is Year 2000 compliant. With respect to third-party interfaces, Cohesion has and will continue to evaluate the Year 2000 readiness of those third parties through January 1, 2000. In the event that third-party software, hardware or services is not Year 2000 ready, we may need to replace or revise it. This could be time-consuming and expensive, resulting in lost revenues and increased costs for us.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     For a more complete discussion of other risks and uncertainties involving the Company's business, see "Business -- Government Regulations" and "Business - Competition" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


Cohesion has a history of operating losses and anticipates continued operating losses

     Prior to July 1, 1998, our historical results of operations reflect the historical operations of the transferred businesses contributed by Collagen to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $24.9 million, $31.5 million and $16.4 million in fiscal 1999, 1998 and 1997, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of

Collagraft bone products of $1.9 million, $1.5 million and $1.9 million for the years ended June 30, 1999, 1998 and 1997, respectively, we do not expect such sales to increase substantially in the future. Such sales at their present levels do not contribute, in a material way, to our operating profitability. Cohesion's ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing its products in development, particularly CoStasis Surgical Hemostat and CoSeal Surgical Sealant and developing sales and marketing capabilities for its products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.


We must develop and commercialize our products to generate revenues

     Except for Collagraft, our line of collagen-based research material products, and CoStasis in Europe, all of our products are in research or preclinical or clinical development. We have not received marketing approval for any of our products from the FDA. The development and commercialization of new products are highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain CE Mark in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.


Cohesion operates in an intense competitive environment

     Cohesion competes with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of its product categories and areas in which it is conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation, American Home Products Corporation and Haemacure Corporation. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. and Fusion Medical Technologies, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross, Convatec, a subsidiary of the Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. In the orthopedics area, NeuColl's Collagraft bone graft products face competition from synthetic bone graft substitutes from Interpore International, Inc., Osteotech, Inc and GenSci Regeneration Laboratories, Inc. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications Cohesion anticipates addressing with its current and proposed products and research programs.

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


The market may not accept our products

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


We have limited marketing and sales capabilities

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


We depend on the sale of Boston Scientific stock to fund operations

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer, or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of September 30, 1999, Cohesion held approximately $11,256,000 of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 as of September 30, 1999. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at September 30, 1999. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

     Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At September 30, 1999, all shares held by Cohesion were hedged using these collars. The costless collar instruments are collateralized by shares of Boston Scientific common stock held by Cohesion. Certain investments that are restricted are carried at cost until the restrictions have lapsed.

                                        FAIR VALUE AT
EQUITY INVESTMENTS                    SEPTEMBER 30, 1999
------------------                    ------------------
                                        (IN THOUSANDS)
Boston Scientific                           $17,961
Equity collar                                 5,411
Innovasive                                    6,646
Medarex                                       4,720
Pharming                                      7,171
                                            -------
     Total Portfolio                        $41,909
                                            =======

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.


Item 4. Submission of Matters to a Vote of Security Holders

     On October 27, 1999, the Annual Meeting of Stockholders of Cohesion Technologies, Inc. was held in Palo Alto, California.

     The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

     1.   To elect seven directors. (votes in thousands):

                                          NO. OF VOTES      NO. OF VOTES
          NAME OF NOMINEE                      FOR            WITHHELD
          ---------------                 ------------      ------------
          John R. Daniels, M.D.               8,067              34
          Craig T. Davenport                  8,050              51
          Frank A. DeLustro, Ph.D.            8,067              34
          Reid W. Dennis                      8,000             100
          David J. Foster                     8,067              34
          Craig W. Johnson                    8,041              59
          Mark A. Philip, Ph.D.               8,058              43


     2. To confirm the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2000. (8,069,034 votes in favor, 24,886 opposed, 6,589 abstained)


Item 6. Exhibits and Reports on Form 8-K

     A.   Exhibits

          Exhibit 27.1          Financial Data Schedule


     B.   Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COHESION TECHNOLOGIES, INC.



Dated: November 15, 1999                /s/ Sharon Kokubun
                                        ----------------------------------------
                                        Sharon Kokubun
                                        Vice President, Financial Operations
                                        (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

    FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999


                                INDEX TO EXHIBITS

                                                                           Sequentially
Exhibit                                                                      Numbered
Number                     Exhibit                                             Page
---------------------------------------------------------------------------------------
 27.1      Financial Data Schedule (EDGAR version only)