Form 10-Q
period 1999-12-31
COHESION TECHNOLOGIES INC
filed 2000-02-14
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 For the quarter ended DECEMBER 31, 1999,

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

As of January 31, 2000, Registrant had 8,866,640 shares of Common Stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           Cohesion Technologies, INC.

                                    Form 10-Q

                                      INDEX

PART I.        Financial Information                                           Page No.
------------------------------------                                           --------
Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets -
               December 31, 1999 and June 30, 1999                                  3

               Condensed Consolidated Statements of Operations -
               Three and six months ended December 31, 1999 and 1998                4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended December 31, 1999 and 1998                          5

               Notes to Condensed Consolidated Financial Statements              6-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 11-17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             18


PART II.       Other Information

Item 6.     Exhibits and Reports on Form 8-K                                       19

Signatures                                                                         20

                          PART I. FINANCIAL INFORMATION

ITEM 2.   FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       DECEMBER 31,     JUNE 30,
                                                                                           1999           1999*
                                                                                       ------------     --------
ASSETS
Current assets:
  Cash and cash equivalents .......................................................      $ 19,168       $  4,239
  Accounts receivable, net ........................................................           514            895
  Inventories .....................................................................           922            976
  Other current assets ............................................................         2,441          2,142
                                                                                         --------       --------
         Total current assets .....................................................        23,045          8,252

Property and equipment, net .......................................................         6,720          6,705
Investment in Boston Scientific Corporation .......................................        20,261         41,632
Other investments and assets ......................................................        18,846         14,930
                                                                                         --------       --------
                                                                                         $ 68,872       $ 71,519
                                                                                         ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................      $  1,041       $  1,035
  Accrued compensation ............................................................         1,136          1,172
  Accrued liabilities .............................................................         2,909          4,133
  Income taxes payable ............................................................         5,759            953
  Obligation under capital lease ..................................................           733             --
                                                                                         --------       --------
         Total current liabilities ................................................        11,578          7,293

Long-term liabilities:
  Obligation under capital lease ..................................................         3,039             --
  Deferred income taxes ...........................................................        11,029         18,985
                                                                                         --------       --------
         Total long-term liabilities ..............................................        14,068         18,985

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares,
    issued and outstanding: no shares at December 31, 1999 and June 30, 1999 ......            --             --
  Common stock, $.001 par value, authorized: 15,000,000 shares;
    issued, December 31, 1999 - 9,207,572 shares; June 30, 1999 - 8,953,167 shares;
    outstanding,  December 31, 1999 - 8,692,472 shares;  June 30, 1999 - 8,438,067
    shares ........................................................................             9              9
  Additional paid-in capital ......................................................        16,410         15,193
  Retained earnings (since August 19, 1998) .......................................        14,076          5,705
  Accumulated other comprehensive income ..........................................        14,705         26,308
  Treasury stock, at cost, 515,100 shares at December 31, 1999 and
      June 30, 1999 ...............................................................        (1,974)        (1,974)
                                                                                         --------       --------
         Total stockholders' equity ...............................................        43,226         45,241
                                                                                         --------       --------
                                                                                         $ 68,872       $ 71,519
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                             ---------------------     ---------------------
                                                               1999         1998         1999         1998
                                                             --------     --------     --------     --------
Revenue -- product sales ................................    $    503     $    828     $    947     $  1,223

Costs and expenses:
  Cost of sales,  including  manufacturing start-up costs         899          412        1,568          595
  Research and development ..............................       2,915        3,470        6,160        7,459
  Selling, general and administrative ...................       1,694        1,531        3,579        3,219
  Compensation expense related to
       cancelled stock options ..........................         442          635          891        2,447
                                                             --------     --------     --------     --------
          Total costs and expenses ......................       5,950        6,048       12,198       13,720
                                                             --------     --------     --------     --------

Loss from operations ....................................      (5,447)      (5,220)     (11,251)     (12,497)

Other income (expense):
  Gain on sale of investments ...........................      12,322        4,353       25,021       13,971
  Interest income .......................................         176           10          269           67
  Interest expense ......................................         (89)          --          (89)          --
                                                             --------     --------     --------     --------

Income (loss) before provision for income taxes .........       6,962         (857)      13,950        1,541
Provision (benefit) for income taxes ....................       2,785         (391)       5,580          616
                                                             --------     --------     --------     --------

Net income (loss) .......................................    $  4,177     $   (466)    $  8,370     $    925
                                                             ========     ========     ========     ========


Earnings (loss) per common share - basic ................    $    .49     $   (.05)    $    .99     $    .11
                                                             ========     ========     ========     ========


Earnings (loss) per common share assuming dilution ......    $    .47     $   (.05)    $    .95     $    .11
                                                             ========     ========     ========     ========


Weighted average shares outstanding - basic .............       8,546        8,580        8,469        8,709
                                                             ========     ========     ========     ========

Weighted average shares outstanding assuming
       dilution .........................................       8,982        8,580        8,772        8,709
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                            ---------------------
                                                              1999         1998
                                                            --------     --------
Cash flows from operating activities:
  Net income ...........................................    $  8,370     $    925

  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization .....................         752          553
     Gain on investments ...............................     (25,021)     (13,971)
     Decrease (increase) in assets:
       Accounts receivable .............................         381         (139)
       Inventories .....................................          54         (536)
       Other ...........................................         455         (747)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other .      (1,253)       1,535
       Income taxes payable ............................       4,805          ---
                                                            --------     --------
     Net cash used in operating activities .............     (11,457)     (12,380)
                                                            --------     --------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock .................................      12,614       13,221
  Proceeds from sale-leaseback of manufacturing facility       4,188           --
  Proceeds from sale of other investments ..............      10,993          533
  Purchase of investments ..............................      (4,260)          --
  Proceeds on maturity of equity collar, net ...........       2,574        1,081
  Proceeds from maturities of short-term investments ...          --        1,016
  Expenditures for property and equipment ..............        (524)      (2,403)
                                                            --------     --------
     Net cash provided by investing activities .........      25,585       13,448
                                                            --------     --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and
     from employee stock purchase plan .................       1,217           96
  Payment of capital lease obligation ..................        (416)          --
  Proceeds from short-term borrowings, net .............          --        1,000
  Treasury stock purchases .............................          --       (1,802)
                                                            --------     --------
     Net cash provided by (used in) financing activities         801         (706)
                                                            --------     --------

Net increase in cash and cash equivalents ..............      14,929          362
Cash and cash equivalents at beginning of period .......       4,239          591
                                                            --------     --------

Cash and cash equivalents at end of period .............    $ 19,168     $    953
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

   The condensed consolidated balance sheet as of December 31, 1999, the condensed consolidated statements of operations for the three and six months ended December 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended December 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at December 31, 1999 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated financial statements at that date.

   Certain amounts in the financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2. INVENTORIES

   Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

   Inventories comprise the following:



                                                DECEMBER 31,     JUNE 30,
                                                   1999            1999
                                                   ----            ----
                                                      (IN THOUSANDS)
    Raw materials.............................    $   209         $   158
    Work-in-process...........................        442             737
    Finished goods............................        271              81
                                                  -------         -------
                                                  $   922         $   976
                                                  =======         =======

3. EQUITY INVESTMENTS

   The following is a summary of the aggregate estimated fair value, gross unrealized gains and cost of the Company's investments in common stock:

                                            DECEMBER 31,      JUNE 30,
                                                1999            1999
                                              -------         -------
                                                   (IN THOUSANDS)
BOSTON SCIENTIFIC CORPORATION
Cost......................................    $ 1,569         $ 2,229
Gross unrealized gains....................     14,306          43,056
                                              -------         -------
                                               15,875          45,285
Fair value of equity collar...............      4,386          (3,653)
                                              -------         --------
Estimated fair value......................    $20,261         $41,632
                                              =======         =======

OTHER INVESTMENTS
Cost......................................    $ 8,323         $10,253
Gross unrealized gains....................      6,097           3,516
                                              -------         -------
Estimated fair value......................    $14,420         $13,769
                                              =======         =======

Total estimated fair value................    $34,681         $55,401
                                              =======         =======



   The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities are classified as available-for-sale.

   To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At December 31, 1999, 450,000 shares were hedged under these collars. The put and call options are collateralized by shares of Boston Scientific common stock held by the Company.

4. EARNINGS PER SHARE

   Under Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their market price during the three and six months ended December 31, 1999 and 1998 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for the three and six months ended December 31, 1999 and 1998:

                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                      DECEMBER 31,        DECEMBER 31,
                                    ---------------     ---------------
                                    1999      1998      1999      1998
                                    -----     -----     -----     -----
Basic (weighted average common
  shares outstanding) .........     8,546     8,580     8,469      8709

Weighted average common stock
  options outstanding .........       436        --       303        --
                                    -----     -----     -----     -----

Diluted weighted average shares
  outstanding .................     8,982     8,580     8,772     8,709
                                    =====     =====     =====     =====


5. CAPITAL LEASE OBLIGATION

   The Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease finances expenditures up to $5.0 million in aggregate and has a term of 48 months with a one-year extension option or a single cash payment of 20% of the lease line utilized. Rental payments are based on a monthly equivalent rental payment factor of the lease line utilized. Equipment and certain investments collateralize the lease.

   The following is a schedule of future minimum lease payments as of December 31, 1999:

                                                                  (IN THOUSANDS)
Period Ending December 31,
                          2000 ..............................          $  791
                          2001 ..............................           1,050
                          2002 ..............................           1,050
                          2003 ..............................           1,475
                                                                       ------
        Total future minimum lease payments .................           4,366

        Less: Amount representing interest ..................            (594)
                                                                       ------

        Present value of net minimum lease payments .........           3,772

        Current portion of capital lease obligation .........             733
                                                                       ------

        Long-term portion of capital lease obligation .......          $3,039
                                                                       ======

6. STOCKHOLDERS' EQUITY

   Cohesion Corporation Stock Options

   In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $442,000 and $891,000 of compensation expense related to these canceled options during the three and six months ended December 31, 1999, respectively. The Company expects to record an additional $1.1 million through 2001.

7. COMPREHENSIVE INCOME

   The components of comprehensive income (loss), net of related income tax, for the three and six months ended December 31, 1999 and 1998 are as follows:

                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                       DECEMBER 31,                  DECEMBER 31,
                                 -----------------------       -----------------------
                                   1999           1998           1999           1998
                                 --------       --------       --------       --------
Net income (loss) .............  $  4,177       $   (466)      $  8,370       $    925

Change in unrealized gains
  on securities ...............    (4,047)        (3,799)       (11,603)       (13,560)
                                 --------       --------       --------       --------

Comprehensive income (loss) ...  $   (130)      $ (4,265)      $ (3,233)      $(12,635)
                                 ========       ========       ========       ========


8. SEGMENT INFORMATION

   The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operates in two segments: 1) a surgical business and 2) an orthopedic business. In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize its products in the orthopedics field, which include Collagraft and NeuVisc. Both segments report to the Chief Executive Officer ("CEO") of Cohesion who allocates resources to each business. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

   Information on reportable segments for the three and six months ended December 31, 1999 is as follows (Information for the three and six months ended December 31, 1998 is not available):

                                             THREE MONTHS ENDED
                                              DECEMBER 31, 1999
                                             ------------------

                                                (IN THOUSANDS)

                                      SURGICAL     ORTHOPEDIC        TOTAL
                                      --------     ----------       --------
        Revenue - product sales ...   $   182        $   321        $   503
        Loss from operations ......   $(4,978)       $  (469)       $(5,447)

                                                      SIX MONTHS ENDED
                                                      DECEMBER 31, 1999
                                                      -----------------

                                                        (IN THOUSANDS)

                                           SURGICAL       ORTHOPEDIC         TOTAL
                                           --------        --------        --------
        Revenue - product sales ........   $    297        $    650        $    947
        Loss from operations ...........   $(10,203)       $ (1,048)       $(11,251)

        Total assets at December 31,
          1999 .........................   $ 67,945        $    927        $ 68,872



9. STATEMENTS OF CASH FLOWS

   Supplemental disclosure of cash flow information (in thousands):

                                              SIX MONTHS ENDED
                                                DECEMBER 31,
                                           --------      -------
                                             1999         1998
                                           --------      -------
Cash paid during the period for:
  Interest                                 $175,000      $    --
  Income taxes                             $495,000      $    --

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

   Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of minimally invasive surgeries. CoStasis Surgical Hemostat, our lead hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in September 1998 and commenced sales and distribution of the product in Europe beginning in February 1999. We completed a pivotal clinical trial in the U.S. during fiscal 1999, and filed a PMA application with the FDA in June 1999. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the U.S., European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand, and India. We also initiated an expanded clinical study in Europe in fiscal 1999 for CoSeal(TM) Surgical Sealant, our lead biosealant product designed for sealing arterial and venous grafts. In December 1999, we filed for a CE mark for CoSeal in Europe and filed an IDE with the FDA to begin clinical studies in the U.S. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, novel delivery systems, improved safety profiles and clinical effectiveness. Cohesion also sells Collagraft implant, an orthopedic product, through its subsidiary, NeuColl, Inc., and has research and development programs in other orthopedic areas and in recombinant human collagen and thrombin. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue.

   Cohesion was organized in June 1997 as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation (recently acquired by Inamed Corporation). During fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion. Collagen also contributed various equity investments to Cohesion, including all of its holdings in Boston Scientific Corporation. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's Common Stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution of Cohesion's common stock.

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 1999 and 1998

   Revenues were $503,000 and $945,000 for the three and six months ended December 31, 1999, respectively, compared to $828,000 and $1.2 million for the same periods in the prior year. Sales of Collagraft for the three and six months ended December 31, 1999 were $322,000 and $650,000, respectively. Collagraft sales for the comparable prior year periods were $689,000 and $965,000. The decreases from the prior year are primarily due to timing of shipments to Zimmer, NeuColl's distribution partner in the U.S. and Asia. We expect revenues to be higher in fiscal 2000 due to CoStasis milestone payments from the agreement with U.S. Surgical, a full-year of CoStasis sales in Europe and slightly higher sales of Collagraft due to increased end-market sales by Zimmer and from sales by NeuColl in certain European countries. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical and Zimmer. Our business and financial results could be adversely affected in the event a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

   Cost of sales as a percentage of sales was 165% and 49% for the six months ended December 31, 1999 and 1998, respectively. The increase in cost of sales as a percentage of sales was primarily due to manufacturing startup costs for the CoStasis product, which is expected to continue through fiscal 2000.

   Research and development expenses were $2.9 million and $6.2 million for the three and six months ended December 31, 1999, respectively, compared to $3.5 million and $7.5 million for the same prior year periods. The decrease in R&D spending was due primarily to higher clinical trial costs in fiscal 1999 and lower spending in the recombinant programs in the current fiscal year. R&D expense reflects reimbursement from Collagen for the recombinant human collagen program in accordance with the intercompany agreements entered into between Cohesion and Collagen. We expect R&D spending in fiscal 2000 to be at slightly lower levels than fiscal 1999.

   Selling, general and administrative expenses were $1.7 million and $3.6 million during the three and six months ended December 31, 1999, respectively, compared to $1.5 million and $3.2 million for the same periods in the prior fiscal year. The increase in SG&A expenses is due primarily to increased marketing costs associated with the launch of CoStasis in Europe, and is expected to continue through the current fiscal year. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

   During the six months ended December 31, 1999 and 1998, Cohesion recorded $891,000 and $2.4 million, respectively of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. We expect to record an additional $1.1 million of compensation expense with respect to the cash-out of canceled options, which will be recognized during fiscal 2000 through 2001.

   Gains on sales of investments were $12.3 million and $25.0 million for the three and six months ended December 31, 1999, respectively. The gains in the current fiscal quarter were primarily from the sale of common stock of Medarex, Inc. The timing and number of additional shares of Boston Scientific and other equity investments sold will depend on market conditions and our anticipated cash needs.

   Interest income was $176,000 and $269,000 for the three and six months ended December 31, 1999, respectively, compared to $10,000 and $67,000 for the same periods in the prior year. The increase is due to higher average cash and cash equivalents balances.

   Interest expense was $89,000 for the three and six months ended December 31, 1999, respectively. Interest expense related to the obligation under capital lease.

   Cohesion's effective tax rate for the six months ended December 31, 1999 and 1998 was 40%.

SEGMENT INFORMATION

    Cohesion operates in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. During fiscal 1999, Cohesion formed a new company, NeuColl, Inc., in order to commercialize products in the orthopedics field, which include Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of osteoarthritis. For a discussion of Collagraft sales, see revenue discussion in "- Results of Operations."

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1999, cash and investments were $53.8 million. Net cash used in operating activities was $11.5 million for six months ended December 31, 1999. For the six months ended December 31, 1999, cash provided by investing activities of $25.6 million was primarily related to proceeds of approximately $12.6 million from the sale of Boston Scientific common stock, proceeds of approximately $13.6 million from the sale of other investments and maturity of our equity collars, and proceeds of $4.2 million from the sale-leaseback of our manufacturing facility improvements and equipment. The investment proceeds were offset by $4.2 million for the purchase of investments and $524,000 for capital expenditures. We anticipate capital expenditures to be approximately $2.0 million in fiscal 2000.

   Our principal sources of liquidity include our investment in Boston Scientific common stock, cash, cash equivalents and other investments. Cohesion anticipates that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. We may defer sales of Boston Scientific common stock or other investments for tax planning purposes or other reasons, although decisions concerning prospective Boston Scientific common stock sales will also be affected by the then-current market price of Boston Scientific common stock.

   In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of December 31, 1999, we had repurchased 515,100 shares of common stock under this program.

   In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. We recorded $891,000 of compensation expense related to these canceled options during the six months ended December 31, 1999 and expect to records an additional $1.1 million through 2001.

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

   During fiscal 1999, we formed a new company, NeuColl, Inc., in order to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. In connection with the formation, Cohesion granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. Cohesion provided the initial funding for NeuColl; however, in February 2000, NeuColl received additional funding of $2.0 million from a third-party reducing Cohesion's ownership in NeuColl to approximately 60%. An additional $2.0 million of financing may be received by March 2000.

YEAR 2000

   The Year 2000 issue refers to problems that computer programs may have in determining the correct century; for example, time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar business activity. Cohesion had developed a plan to address potential exposures related to the Year 2000 issue and had taken reasonable steps to ensure that its systems, software and equipment involving date-related information will continue to function properly after December 31, 1999. Our plan to address the Year 2000 issue involved the following phases: 1) inventory and risk assessment, 2) remediation, 3) testing, and 4) full compliance and/or creation of contingency plans. Our plan also encompassed compliance with regulatory guidelines on the Year 2000 issue.

   We have completed our assessment of information technology business systems, product, operating equipment, and third-party interfaces, including suppliers. To date, we have not identified any significant problems. With respect to third-party interfaces, Cohesion has and will continue to evaluate the Year 2000 readiness of those third parties.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   For a more complete discussion of other risks and uncertainties involving the Company's business, see "Business - Government Regulations" and "Business - Competition" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

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

Cohesion operates in an intensely competitive environment

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

The market may not accept our products

   CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal arterial and venous grafts. There can be no assurance that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of its surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

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

INTEREST RATE RISK

   The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer, or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of December 31, 1999, Cohesion held approximately $14.9 million of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 as of December 31, 1999. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at December 31, 1999. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

   Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At December 31, 1999, 450,000 shares held by Cohesion were hedged using these collars. The costless collar instruments are collateralized by shares of Boston Scientific common stock held by Cohesion. Certain investments that are restricted are carried at cost until the restrictions have lapsed.

                                                 FAIR VALUE AT
                    EQUITY INVESTMENTS         DECEMBER 31, 1999
                    --------------------------------------------
                                                  (IN THOUSANDS)
                    Boston Scientific                    $15,875
                    Equity collar                          4,386
                    Innovasive                             6,620
                    Pharming                               7,800
                                                         -------
                        Total portfolio                  $34,681
                                                         =======

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.

Item 6.  Exhibits and Reports on Form 8-K

          A. Exhibits

             Exhibit 10.1* License and distributorship agreement between Cohesion Technologies, Inc. and United States Surgical, a division of Tyco Healthcare Group LP dated November 22, 1999

             Exhibit 27.1    Financial Data Schedule

         B.  Reports on Form 8-K

             None

         * Cohesion Technologies, Inc. has requested confidential treatment for certain portions of this exhibit.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COHESION TECHNOLOGIES, INC.



Dated: February 14, 2000                 s/   Sharon Kokubun
                                         -------------------------------
                                         Sharon Kokubun
                                         Vice President, Financial Operations
                                         (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

     FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTHS ENDED DECEMBER 31, 1999


                                INDEX TO EXHIBITS

                                                                               Sequentially
  Exhibit                                                                        Numbered
  Number                                  Exhibit                                  Page
-------------------------------------------------------------------------------------------
   10.1*    License and distributorship agreement between Cohesion Technologies,
            Inc. and United States Surgical, a division of Tyco Healthcare Group
            LP dated November 22, 1999

   27.1     Financial Data Schedule (EDGAR version only)









* Cohesion Technologies, Inc. has requested confidential treatment for certain portions of this exhibit