Form 10-Q
period 2000-03-31
COHESION TECHNOLOGIES INC
filed 2000-05-15
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q




(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarter ended MARCH 31, 2000,

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

As of April 30, 2000, the Registrant had 9,097,257 shares of Common Stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX




PART I.     Financial Information                                           Page No.
---------------------------------                                           --------
Item 1.     Financial Statements:

               Condensed Consolidated Balance Sheets -
               March 31, 2000 and June 30, 1999                                  3

               Condensed Consolidated Statements of Operations -
               Three and nine months ended March 31, 2000 and 1999               4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended March 31, 2000 and 1999                         5

               Notes to Condensed Consolidated Financial Statements           6-10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11-17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk          18


PART II.       Other Information
--------------------------------

Item 6.     Exhibits and Reports on Form 8-K                                    19

Signatures                                                                      20

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                      MARCH 31,      JUNE 30,
                                                        2000          1999*
                                                     ----------      --------
                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................      $ 16,479       $  4,239
  Accounts receivable, net .....................           370            895
  Inventories ..................................         1,642            976
  Other current assets .........................         2,924          2,142
                                                      --------       --------
         Total current assets ..................        21,415          8,252

Property and equipment, net ....................         6,418          6,705
Investment in Boston Scientific Corporation ....        19,133         41,632
Other investments and assets ...................        29,276         14,930
                                                      --------       --------
TOTAL ASSETS ...................................      $ 76,242       $ 71,519
                                                      ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................      $    809       $  1,035
  Accrued compensation .........................           952          1,172
  Accrued liabilities ..........................         4,060          4,133
  Income taxes payable .........................         3,305            953
  Obligation under capital lease ...............           733             --
                                                      --------       --------
         Total current liabilities .............         9,859          7,293

Long-term liabilities:
  Obligation under capital lease ...............         2,854             --
  Deferred income taxes ........................        14,850         18,985
                                                      --------       --------
         Total long-term liabilities ...........        17,704         18,985

Commitments and contingencies

Stockholders' equity:
  Preferred stock ..............................            --             --
  Common stock .................................            10              9
  Additional paid-in capital ...................        18,549         15,193
  Retained earnings ............................        11,818          5,705
  Accumulated other comprehensive income .......        20,276         26,308
  Treasury stock, at cost ......................        (1,974)        (1,974)
                                                      --------       --------
         Total stockholders' equity ............        48,679         45,241
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....      $ 76,242       $ 71,519
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                          MARCH 31,                  MARCH 31,
                                                                   ---------------------       ----------------------
                                                                     2000          1999          2000          1999
                                                                   -------       -------       -------       --------
Revenue -- product sales ....................................      $   849       $   428       $ 1,796       $  1,651

Costs and expenses:
  Cost of sales, including manufacturing start-up costs .....        1,274           398         2,842            993
  Research and development ..................................        3,422         3,724         9,582         11,182
  Selling, general and administrative .......................        1,515         1,712         5,094          4,931
  Compensation expense related to
       cancelled stock options ..............................          354           498         1,245          2,945
                                                                   -------       -------       -------       --------
          Total costs and expenses ..........................        6,565         6,332        18,763         20,051
                                                                   -------       -------       -------       --------
Loss from operations ........................................       (5,716)       (5,904)      (16,967)       (18,400)

Other income (expense):
  Gain on sale of investments ...............................        1,511        13,220        26,532         27,191
  Interest income ...........................................          307             2           576             72
  Interest expense ..........................................          (85)           (8)         (174)           (11)
                                                                   -------       -------       -------       --------
Income (loss) before provision for income taxes
       and minority interest ................................       (3,983)        7,310         9,967          8,852

Provision (benefit) for income taxes ........................       (1,593)        2,925         3,987          3,541
                                                                   -------       -------       -------       --------
Income (loss) before minority interest in
       consolidated subsidiary ..............................       (2,390)        4,385         5,980          5,311
Minority interest in net loss of
       consolidated subsidiary ..............................         (133)           --          (133)            --
                                                                   -------       -------       -------       --------
Net income (loss) ...........................................      $(2,257)      $ 4,385       $ 6,113       $  5,311
                                                                   =======       =======       =======       ========
Earnings (loss) per common share - basic ....................      $  (.25)      $   .52       $   .71       $    .62
                                                                   =======       =======       =======       ========
Earnings (loss) per common share assuming dilution ..........      $  (.25)      $   .52       $   .66       $    .62
                                                                   =======       =======       =======       ========
Weighted average shares outstanding - basic .................        8,900         8,399         8,584          8,607
                                                                   =======       =======       =======       ========
Weighted average shares outstanding assuming  dilution ......        8,900         8,399         9,311          8,607
                                                                   =======       =======       =======       ========


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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                            MARCH 31,
                                                                     -----------------------
                                                                       2000          1999
                                                                     --------       --------
Cash flows from operating activities:
  Net income ..................................................      $  6,113       $  5,311

  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization ............................         1,315            876
     Gain on investments ......................................       (26,532)       (27,191)
     Decrease (increase) in assets:
       Accounts receivable ....................................           525             85
       Inventories ............................................          (666)        (1,064)
       Other ..................................................            25           (175)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ........          (520)           772
       Income taxes payable ...................................         2,352          2,534
                                                                     --------       --------
     Net cash used in operating activities ....................       (17,388)       (18,852)
                                                                     --------       --------

Cash flows from investing activities:
  Proceeds from sales of Boston Scientific
     Corporation stock ........................................        12,614         25,020
  Proceeds from sale of other investments .....................        10,993            533
  Purchase of investments .....................................        (4,342)            --
  Proceeds on maturity of equity collar, net ..................         4,085          2,769
  Proceeds from maturities of short-term investments ..........            --          1,616
  Expenditures for property and equipment .....................          (664)        (4,803)
                                                                     --------       --------
     Net cash provided by investing activities ................        22,686         25,135
                                                                     --------       --------

Cash flows from financing activities:
  Proceeds from exercise of stock options and
     from employee stock purchase plan ........................         3,355             96
  Proceeds from sale-leaseback of manufacturing facility ......         4,188             --
  Payment of capital lease obligation .........................          (601)            --
  Proceeds from short-term borrowings .........................            --          3,250
  Payment of short-term borrowings ............................            --         (3,250)
  Treasury stock purchases ....................................            --         (1,835)
                                                                     --------       --------
     Net cash provided by (used in) financing activities ......         6,942         (1,739)
                                                                     --------       --------
Net increase in cash and cash equivalents .....................        12,240          4,544
Cash and cash equivalents at beginning of period ..............         4,239            591
                                                                     --------       --------
Cash and cash equivalents at end of period ....................      $ 16,479       $  5,135
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and nine months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 2000 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The consolidated balance sheet as of June 30, 1999 has been derived from the audited consolidated financial statements at that date.

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



2. INVENTORIES

        Inventories are comprised of the following:


                            MARCH 31,     JUNE 30,
                              2000          1999
                             ------        ------
                                (IN THOUSANDS)
Raw materials .......        $  356        $  158
Work-in-process .....           908           737
Finished goods ......           378            81
                             ------        ------
                             $1,642        $  976
                             ======        ======

3. EQUITY INVESTMENTS

        The following is a summary of the aggregate cost, gross unrealized gains, and estimated fair value of the Company's investments in common stock and equity collars:


                                           MARCH 31,      JUNE 30,
                                             2000          1999
                                           -------        -------
                                                (IN THOUSANDS)
BOSTON SCIENTIFIC CORPORATION
Cost ..............................        $ 1,569        $ 2,229
Gross unrealized gains ............         13,898         43,056
                                           -------        -------
                                            15,467         45,285
Fair value of equity collar .......          3,666         (3,653)
                                           -------        -------
Estimated fair value ..............        $19,133        $41,632
                                           =======        =======
OTHER INVESTMENTS
Cost ..............................        $ 8,324        $10,253
Gross unrealized gains ............         16,618          3,516
                                           -------        -------
Estimated fair value ..............        $24,942        $13,769
                                           =======        =======
Total estimated fair value ........        $44,075        $55,401
                                           =======        =======


        The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities are classified as available-for-sale, except for the Company's investment in NeuColl, which is accounted for under the equity method as of March 31, 2000.

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At March 31, 2000, 475,000 shares (65%) were hedged under these collars. The put and call options are collateralized by the shares of Boston Scientific common stock held by the Company.


4. NEUCOLL

        In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party, $2 million of which was received in February 2000 and the remaining $2 million on March 31, 2000, reducing the Company's ownership from 100% to approximately 60% and 39%, respectively. For the quarter ended March 31, 2000, the Company consolidated NeuColl's operating loss in its results of operations and reported the related minority interest of $133,000 for a two-month period. Upon receipt of the second tranche of financing on March 31, 2000, the Company's voting interest in NeuColl decreased below 50%. Accordingly, NeuColl is no longer consolidated as of that date and the Company will begin to report its share of NeuColl's operating results under the equity method of accounting. As of March 31, 2000, the Company's receivable balance with NeuColl was approximately $553,000 and the carrying value of the investment was $20,000. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

5. EARNINGS PER SHARE

        Under Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their market price during the three and nine months ended March 31, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for the three and nine months ended March 31, 2000 and 1999:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   MARCH 31,                 MARCH 31,
                                              ------------------        ------------------
                                               2000         1999         2000         1999
                                              -----        -----        -----        -----
Basic (weighted average common
  shares outstanding) ................        8,900        8,399        8,584        8,607

Weighted average dilutive common
  stock options outstanding ..........           --           --          727           --
                                              -----        -----        -----        -----

Diluted weighted average shares
  outstanding ........................        8,900        8,399        9,311        8,607
                                              =====        =====        =====        =====


6. CAPITAL LEASE OBLIGATION

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

        The following is a schedule of future minimum lease payments as of March 31, 2000:

                                                                 (IN THOUSANDS)
                                                                 --------------
Period Ending March 31,
                              2001  ........................        $   788
                              2002  ........................          1,050
                              2003  ........................          1,050
                              2004  ........................          1,216
                                                                    -------
Total future minimum lease payments ........................          4,104
Less: Amount representing interest .........................           (517)
                                                                    -------

Present value of net minimum lease payments ................          3,587
Current portion of capital lease obligation ................            733
                                                                    -------

Long-term portion of capital lease obligation ..............        $ 2,854
                                                                    =======

7. STOCKHOLDERS' EQUITY

        Cohesion Corporation Stock Options

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $354,000 and $1.2 million of compensation expense related to these canceled options during the three and nine months ended March 31, 2000, respectively. The Company expects to record an additional $700,000 through 2001.



8. COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three and nine months ended March 31, 2000 and 1999 are as follows:

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              MARCH 31,                         MARCH 31,
                                                      -------------------------         -------------------------
                                                        2000             1999             2000             1999
                                                      --------         --------         --------         --------
Net income (loss) ............................        $ (2,257)        $  4,385         $  6,113         $  5,311

Change in unrealized gains on securities .....           5,571             (865)          (6,032)         (14,425)
                                                      --------         --------         --------         --------
Comprehensive income (loss) ..................        $  3,314         $  3,520         $     81         $ (9,114)
                                                      ========         ========         ========         ========

9. SEGMENT INFORMATION

        The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operates in two segments: 1) a surgical business and
2) an orthopedic business. In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize its products in the orthopedics field, which include Collagraft and NeuVisc(TM). Both segments report to the Chief Executive Officer ("CEO") of Cohesion who allocates resources to each business. The CEO has been identified as the Chief Operating Decision Maker as defined by Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS 131"). Effective March 31, 2000, the Company's voting interest in NeuColl decreased below 50% and therefore, NeuColl will no longer be consolidated as of that date and the Company will report its share of NeuColl's operating income or loss under the equity method of accounting. See Note 4 - NeuColl.

        Information on reportable segments for the three and nine months ended March 31, 2000 is as follows (information for the three and nine months ended March 31, 1999 is not available):


                               THREE MONTHS ENDED
                                 MARCH 31, 2000

                                 (IN THOUSANDS)

                                    SURGICAL   ORTHOPEDIC    TOTAL
                                    --------   ----------   --------
Revenue - product sales ........    $   323      $ 526      $   849
Loss from operations ...........    $(5,099)     $(617)     $(5,716)


                                NINE MONTHS ENDED
                                 MARCH 31, 2000

                                 (IN THOUSANDS)

                                        SURGICAL      ORTHOPEDIC     TOTAL
                                        --------      ----------     -----
Revenue - product sales .............   $    620       $ 1,176     $  1,796
Loss from operations ................   $(15,302)      $(1,665)    $(16,967)

Total assets at March 31, 2000 ......   $ 76,241       $    --     $ 76,241

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to, (i) significant unforeseen delays in the regulatory approval process, (ii) determination by the FDA or foreign regulatory bodies that our clinical data does not support the safety and efficacy of our products and (iii) competitive products and technology. For a more detailed discussion on other business risks see "Additional Factors That May Affect Future Results of Operations."

        We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. CoStasis Surgical Hemostat, our lead hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in September 1998 and commenced sales and distribution of the product in Europe beginning in February 1999. We completed a pivotal clinical trial in the U.S. during fiscal 1999, and filed a PMA application with the FDA in June 1999. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the U.S., European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. In February 2000, we received approval for an investigational device exemption, or IDE, filed with the FDA to begin clinical studies in the U.S. for CoSeal Surgical Sealant, our lead biosealant product designed for sealing vascular grafts, and in March 2000, we announced receipt of a CE mark for CoSeal in Europe. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen, thrombin and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin. We reported sales of Collagraft implant, an orthopedic product, through our investment in NeuColl, Inc. which also has research and development programs in NeuVisc(TM) and other orthopedic areas.

        Cohesion was organized in June 1997 as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation (now McGhan Medical since acquired by Inamed Corporation). During fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion. Collagen also contributed various equity investments to Cohesion, including all of its holdings in Boston Scientific Corporation. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's Common Stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution of Cohesion's common stock.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. In connection with the formation, we granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. During the current fiscal quarter, NeuColl obtained a total of $4 million in financing from a third party, which reduced our ownership from 100% to approximately 39% as of March 31, 2000. For the quarter ended March 31, 2000, we consolidated NeuColl's operating loss in our results of operations and reported the related minority interest for a two-month period. Beginning March 31, 2000, we will no longer consolidate NeuColl into our financial results and instead, report our share of NeuColl's operating income or loss under the equity method of accounting.



RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2000 and 1999

        Revenues were $0.8 million and $1.8 million for the three and nine months ended March 31, 2000, respectively, compared to $0.4 million and $1.7 million for the same periods in the prior year. Sales of Collagraft for the three months ended March 31, 2000 and 1999 were $0.5 million and $0.3 million, respectively, and $1.2 million for the nine months ended March 31, 2000 and 1999. The increase in Collagraft sales over the prior year quarter is primarily due to timing of shipments to Zimmer, NeuColl's distribution partner in the U.S. and Asia. While we will no longer include sales of Collagraft in our revenues for future periods, we expect revenues to be higher in fiscal 2000 due to anticipated CoStasis milestone payments from the agreement with U.S. Surgical, and a full-year of CoStasis sales in Europe. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third-party firms, such as U.S. Surgical. Our business and financial results could be adversely affected in the future in the event a third-party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of sales was 158% and 61% for the nine months ended March 31, 2000 and 1999, respectively. The increase in cost of sales as a percentage of sales was primarily due to manufacturing startup costs for the CoStasis product, which are expected to continue through fiscal 2000.

        Research and development ("R&D") expenses were $3.4 million and $9.6 million for the three and nine months ended March 31, 2000, respectively, compared to $3.7 million and $11.2 million for the comparable prior year periods. The decrease in R&D spending was due primarily to lower spending in the recombinant programs in the current fiscal year. R&D expense reflects reimbursement for the recombinant human collagen program in accordance with intercompany agreements entered into between Cohesion and Collagen (now McGhan Medical). We expect R&D spending in fiscal 2000 to be at slightly lower levels than in fiscal 1999.

        Selling, general and administrative ("SG&A") expenses were $1.5 million and $5.1 million during the three and nine months ended March 31, 2000, respectively, compared to $1.7 million and $4.9 million for the same periods in the prior fiscal year. SG&A expenses were slightly lower in the current fiscal quarter due to corporate transaction costs incurred in the prior year quarter. The slight increase in SG&A expenses for the nine months ended over the prior fiscal year is due primarily to increased marketing costs associated with the launch of CoStasis in Europe, which were offset in part by lower corporate transaction costs. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

        During the three and nine months ended March 31, 2000, we recorded $0.4 million and $1.2 million, respectively of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. Compensation expense for the same periods in the prior year was $0.5 million and $2.9 million, respectively. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the company. We expect to record an additional $0.7 million of compensation expense with respect to the cash-out of canceled options, which will be recognized through 2001.

        Gains on sales of investments were $1.5 million and $26.5 million for the three and nine months ended March 31, 2000, respectively. The gains in the current fiscal quarter were due to proceeds from a portion of the equity collars that matured. Gains on sale of investments were $13.2 million and $27.2 million, respectively, for the same periods in the prior year. The timing of future sales of investments and number of shares sold will depend on market conditions and our anticipated cash needs.

        Interest income was $307,000 and $576,000 for the three and nine months ended March 31, 2000, respectively, compared to $2,000 and $72,000 for the same periods in the prior year. The increase is primarily due to higher average cash and cash equivalents balances.

        Interest expense was $85,000 and $174,000 for the three and nine months ended March 31, 2000, respectively. Interest expense was related to our obligation under our capital lease.

        Our effective tax rate for the nine months ended March 31, 2000 and 1999 was 40%.

        Minority interest in net loss of consolidated subsidiary (NeuColl) was $133,000 for the three and nine months ended March 31, 2000. We will report our share of NeuColl's operating results under the equity method of accounting beginning March 31, 2000. As at March 31, 2000, the carrying value of our NeuColl investment is $20,000.


SEGMENT INFORMATION

        We operate in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. For a discussion of Collagraft sales, see revenue discussion in "Results of Operations." Our ownership in NeuColl decreased from 100% to below 50% as of March 31, 2000 due to financing received by NeuColl from a third party. Beginning March 31, 2000, we will no longer consolidate NeuColl into our financial results and instead, will report our share of NeuColl's operating income or loss under the equity method of accounting.



LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2000, cash and investments were $60.6 million. Net cash used in operating activities was $17.4 million for nine months ended March 31, 2000. For the nine months ended March 31, 2000, cash provided by investing activities of $22.7 million was related to proceeds of approximately $12.6 million from the sale of Boston Scientific common stock and proceeds of approximately $15.1 million from the sale of other investments and maturity of our equity collars. The investment proceeds were offset by $4.2 million for the purchase of investments and $664,000 for capital expenditures. We anticipate capital expenditures to be approximately $1.5 million in fiscal 2000. Net cash provided by financing activities for the nine month ended March 31, 2000 was $6.9 million primarily due to proceeds of $4.2 million from the sale-leaseback of our manufacturing facility improvements and equipment and $3.4 million of proceeds from stock programs, which were offset by payments of approximately $0.6 million on a capital lease obligation.

        Our principal sources of liquidity include our equity investments, cash, and cash equivalents. We anticipate that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. We may defer sales of equity investments for tax planning purposes or other reasons, although decisions concerning prospective stock sales will also be affected by the then-current market price of the common stock.

        In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of March 31, 2000, we had repurchased 515,100 shares of common stock under this program.

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. We recorded $1.2 million of compensation expense related to these canceled options during the nine months ended March 31, 2000 and expect to record an additional $0.7 million with respect to the cash-out of canceled options through 2001.

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

        In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which include Collagraft and NeuVisc, a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the current fiscal quarter, NeuColl obtained a total of $4 million in financing from a third party, reducing our ownership from 100% to below 50%. As of March 31, 2000, the carrying value of our investment in NeuColl was $20,000. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.



ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        For a more complete discussion of other risks and uncertainties involving our business, see "Business - Government Regulations" and "Business - Competition" in our Annual Report on Form 10-K for the fiscal year ended June 30, 1999.


Cohesion has a history of operating losses and anticipates continued operating losses

        Prior to July 1, 1998, our historical results of operations reflect the historical operations of the transferred businesses contributed by Collagen (now McGhan Medical) to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $24.9 million, $31.5 million and $16.4 million in fiscal 1999, 1998 and 1997, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.9 million, $1.5 million and $1.9 million for the years ended June 30, 1999, 1998 and 1997, respectively, such sales will not contribute to our operating results after March 31, 2000 when our voting interest in NeuColl decreased below 50%. Sales at their present levels, do not contribute in a material way to our operating profitability. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing our products in development, particularly CoStasis Surgical Hemostat and CoSeal Surgical Sealant, and developing sales and marketing capabilities for our products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.


We must develop and commercialize our products to generate revenues

        Except for our line of collagen-based research material products, and CoStasis and CoSeal in Europe, all of our products are in research or preclinical or clinical development. We have not received marketing approval for any of our products from the FDA. The development and commercialization of new products are highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain a CE Mark in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.


Cohesion operates in an intensely competitive environment

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, United States Surgical Corporation, American Home Products Corporation and Haemacure Corporation. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation. We face competition from more recent products and technologies, such as those developed by Focal, Inc. and Fusion Medical Technologies, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which are sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross, Convatec, a subsidiary of the Bristol-Myers Squibb Company, Haemacure Corporation and V.I. Technologies, Inc. (Vitex). In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

        Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than Cohesion. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals and manufacturing and marketing such products. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and noncompetitive. In such an event, our business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than Cohesion. Additionally, there can be no assurance that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent we commence manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address the foregoing factors and circumstances could have a material adverse impact on our business, financial condition and results of operations.


The market may not accept our products

        CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal vascular grafts. There can be no assurance that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. regulatory marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of these surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture price- and cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.


We have limited marketing and sales capabilities

        We currently have limited experience in marketing and selling our products under development and do not have a significant marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, if any, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. Failure to develop a sales and marketing force or enter into arrangements with other companies will reduce our ability to generate revenues.


We depend on the sale of Boston Scientific stock and other equity investments to fund operations

        In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific and other equity investments, including our investment in Pharming. We have implemented a "protect" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering the substantial majority of our Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $22.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. As of March 31, 2000, we have not hedged other equity investments in our portfolio. The market prices of Boston Scientific common stock and other investments are highly volatile and we believe that Boston Scientific, Pharming and other equity investments are subject to a number of the same factors affecting their operations as Cohesion, as well as additional factors not applicable to Cohesion.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

        The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of March 31, 2000, Cohesion held approximately $16.3 million of interest rate sensitive investments in debt securities. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 as of March 31, 2000. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at March 31, 2000. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

        Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At March 31, 2000, 475,000 shares held by Cohesion were hedged using these collars. The costless collar instruments are collateralized by shares of Boston Scientific common stock held by Cohesion. Certain investments that are restricted are carried at cost until the restrictions have lapsed.

                                  FAIR VALUE AT
EQUITY INVESTMENTS                MARCH 31, 2000
------------------                --------------
                                  (IN THOUSANDS)
Boston Scientific                        $15,467
Equity collar                              3,666
Innovasive                                 5,621
Pharming                                  19,321
                                          ------
    Total portfolio                      $44,075
                                         =======

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.



Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits

           Exhibit 27.1     Financial Data Schedule



        B. Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                            COHESION TECHNOLOGIES, INC.



Dated: May 15, 2000                         /s/   Sharon Kokubun
                                            ------------------------------------
                                            Sharon Kokubun
                                            Vice President, Financial Operations
                                            (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

      FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                INDEX TO EXHIBITS


                                                                Sequentially
  Exhibit                                                        Numbered
  Number                    Exhibit                                Page
  -------                   -------                             ------------
   27.1     Financial Data Schedule (EDGAR version only)