Form 10-K405
period 2000-06-30
COHESION TECHNOLOGIES INC
filed 2000-09-28
CIK 1059574

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

                    For the fiscal year ended JUNE 30, 2000,

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

           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing price of the common stock on September 15, 2000 on The Nasdaq Stock Market, was approximately $104,000,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 15, 2000, the registrant had 9,285,096 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

        The following information should be read in conjunction with the consolidated financial statements and the notes thereto. This Annual Report on Form 10-K, and in particular the Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of Cohesion that involve certain risks and uncertainties including those discussed in "Additional Factors that Might Affect Future Results" below. In this report, the words "may," "will," "could," "should," "continue," "anticipates," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. Actual events or the actual future results of Cohesion may differ materially from any forward-looking statements due to such risks and uncertainties. Cohesion assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date hereof. Cohesion undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                     PART I

ITEM 1. BUSINESS

GENERAL

        Cohesion Technologies, Inc. was organized in June 1997 as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation. Collagen Aesthetics, Inc. is now known as McGhan Medical since Collagen was acquired by Inamed Corporation in the quarter ended September 30, 1999. In October 1997, Collagen announced that it would separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion, including various equity investments. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various intercompany agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution.

        Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. CoStasis(R) Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received European Community certification ("CE Mark") for CoStasis in fiscal 1999, and in June 2000, we received approval from the FDA to market CoStasis in the United States. We received CE Mark in February 2000 for CoSeal(TM) Surgical Sealant, our lead biosealant product candidate designed for sealing vascular grafts and other tissues, and are currently conducting clinical trials in the U.S. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in vivo and bind to tissue. In addition, we have research and development programs in recombinant human collagen and thrombin.


PRODUCTS AND DEVELOPMENT PROGRAMS

        Although we are currently selling CoStasis and marketing a line of collagen-based materials for research applications, which include Vitrogen, Cell Prime and other bulk collagen products (collectively "Intermediate Products"), most of our products are still under development. Most of these products under development are being designed to target the market for biosurgery, which includes at least two significant segments: hemostatic products, used to control bleeding, and surgical sealants, used to seal organs and tissues compromised by surgery or other trauma. During most surgical procedures, which entail damage to the vasculature and the compromise of normal tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the vasculature, heart, bladder and bowel, however, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels, and the attendant pulsating blood loss, by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon's ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and tissue sealing.


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

        The collagen component of CoStasis is derived from closed-herd cows, whose maintenance is overseen by McGhan and which constitute a source available to none of our competitors. The thrombin component is obtained from a biologically-licensed commercial source. The use of these components minimizes the possibility of allergic reactions associated with lower-purity bovine collagen or thrombin used in other products. In addition, both components come from manufacturing processes which reduce the potential for viral contamination, providing a further margin of safety. The pre-mixed nature of the collagen/thrombin components reduces preparation time compared to either lyophilized commercial fibrin sealants, which must be reconstituted before use, or other agents, which have complex preparation requirements.

        In addition, we have developed a patented system, called the CellPaker(R) plasma collection device, which is designed to quickly and sterilely separate the patient's blood into plasma in the operating room for use in conjunction with CoStasis. The CellPaker is a single-use device, which is packaged separately from CoStasis, and which we believe makes it easy to obtain the patient's plasma upon entry into surgery. Unlike competitive products, which generally require a large amount of a patient's blood (or plasma from a pooled blood source) and have lengthy preparation times, CoStasis is designed to require a small amount of a patient's blood and has a relatively short preparation time of less than 10 minutes.

        When applied to a bleeding surface, the CoStasis/plasma composite is designed to rapidly form a collagen/fibrin matrix which conforms to the tissue surface and is able to enter surface cracks and crevices. The hemostatic capacity of the collagen/fibrin gel is a combination of the effects of collagen, fibrin and thrombin in activation of the coagulation cascades and in presenting a physical barrier which exerts pressure on the site to stem blood flow. Preclinical studies have demonstrated that CoStasis acts significantly faster than traditional hemostatic sponges and commercial fibrin sealants in the control of bleeding from a variety of bleeding tissue sites. CoStasis also proved effective in controlling bleeding in animal models in which coagulation was compromised using heparin or aspirin. Controlled clinical trials demonstrated greater hemostatic performance of CoStasis versus hemostatic collagen sponges. We believe that these preclinical and clinical data indicate that CoStasis has the potential to be highly effective in the rapid control of diffuse bleeding from capillaries, venules, and arterioles under diverse conditions modeling clinical use and tissue conditions.

        CoStasis has been used to control bleeding in cardiovascular, orthopedic and general surgery indications in clinical trials in the United States and Europe. In fiscal 1999, we received a CE Mark for CoStasis and began product introductions in Europe. We received approval from the FDA to market CoStasis in the United States in June 2000.


COSEAL SURGICAL SEALANT

        Cohesion's second surgical product, currently under development, is CoSeal Surgical Sealant. Surgical repair necessitates the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, "home-brew" or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

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

        Some existing products and products in development use light or energy-activated polymers that require significant additional equipment in the surgical field and are difficult to use in minimally invasive surgery. CoSeal is a self-polymerizing device which does not require activating equipment. In consultation with our clinical advisers, we are also developing a variety of special delivery devices, which complement the designed flexibility in CoSeal, giving surgeons a variety of delivery tools for diverse applications. CoSeal has demonstrated ease of use and clinical effectiveness in sealing surgical sites in cardiovascular grafting procedures in animal models. Once CoSeal was applied, vascular grafts did not leak at anastomoses or puncture sites when treated. We received a CE Mark for CoSeal in February 2000 and expect to launch the product in Europe in September 2000. We are currently conducting clinical trials for CoSeal in the United States.


OTHER PRODUCT DEVELOPMENT PROGRAMS

        Next Generation Surgical Sealant. We are developing a next generation sealant utilizing our proprietary PEG-polymer technology. The improved sealant is expected to be initially targeted towards skin and muscle flap procedures and eliminate the formation of seromas and hematomas at the surgical sites. As with our other products, existing and under development, this resorbable sealant will be designed to have a relatively short preparation time and to be easy to use.

        Internal Adhesives. The internal adhesive program is currently focused on characterizing and developing candidate formulations for a biocompatible, self-polymerizing liquid, which would serve as the basis for an internal adhesive product having the strength to potentially replace or minimize the use of sutures and staples in surgeries.

        Adhesion Prevention Barriers. We are also developing an adhesion-prevention barrier, based on our proprietary PEG-polymer technology which polymerize at the site of application and adhere to the tissue surface. Adhesion-prevention barriers are used to prevent the formation of debilitating or painful internal tissue adhesions (or scars) after surgery. The few products currently on the market suffer serious shortcomings, including low efficacy, high cost, difficult handling and ineffectiveness in the presence of blood. We believe our PEG-polymer technology will offer superior efficacy, greater ease-of-use and lower cost, relative to products on the market or known to be under development.

        Recombinant Human Collagen and Thrombin. Our recombinant programs are focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. Our objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in our products. We believe that by achieving this objective, we will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. We have an equity investment in Pharming, B.V. of The Netherlands and are collaborating with them for the purpose of developing recombinant human collagen through transgenic animals.


ORTHOPEDICS

        In February 1999, Cohesion formed a wholly-owned subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft(R) Bone Graft Matrix ("Collagraft") and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained financing from a third party which reduced Cohesion's ownership to below 50%. As a result, NeuColl's operating results were no longer consolidated in Cohesion's financial results subsequent to March 31, 2000.

RESEARCH AND DEVELOPMENT

        Our research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. We have identified opportunities in using only synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, future product development will utilize our proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the years ended June 30, 2000, 1999 and 1998 were $12.4 million, $15.3 million, and $16.3 million, respectively.

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


 ----------------------------------- -------------------------------------- -------------------------------------
      PRIMARY PROGRAM/PRODUCT                       STATUS                      PRIMARY EXPECTED APPLICATION
 ----------------------------------- -------------------------------------- -------------------------------------
   CoStasis Surgical Hemostat        Marketed and distributed by U.S.       General, orthopedic and
                                     Surgical in United States, most        cardiovascular procedures
                                     European countries, Latin America,
                                     Middle East, Australia, New Zealand
                                     and India

                                     CE Mark received in fiscal 1999

                                     Received FDA approval in June 2000

 ----------------------------------- -------------------------------------- -------------------------------------
   CoSeal Surgical Sealant           CE Mark received in February 2000;     Anastomoses and incision lines in
                                     product launch in Europe expected in   cardiovascular and vascular
                                     September 2000                         procedures

                                     Initiated U.S. clinical trials in
                                     February 2000

 ----------------------------------- -------------------------------------- -------------------------------------
   Other Programs
      Next Generation Surgical       Preclinical studies                    Eliminate seroma or hematoma at
      Sealant                                                               surgical sites in skin and muscle
                                                                            flap procedures

      Internal Adhesives             Research                               Suture and staple replacement

      Adhesion Prevention            Research                               Prevention of post-surgical
      Barriers                                                              adhesion formation in general,
                                                                            gynecological,  orthopedic and
                                                                            cardiovascular procedures

      Recombinant Human              Research                               Replacement for bovine collagen and
      Collagen and Thrombin                                                 thrombin
 ----------------------------------- -------------------------------------- -------------------------------------

MANUFACTURING

        We manufacture and package the final products for CoStasis and use outside contractors for other functions such as non-proprietary, high-volume processes. We anticipate that this will also be the case for CoSeal. We have approximately 6,000 square feet of manufacturing space in Palo Alto, California, which was constructed in fiscal 1999. There can be no assurance that we will be able to attract, hire, train and retain the required personnel or will be able to increase our manufacturing capability to manufacture commercial quantities of our planned products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel, and we may encounter similar problems. We can make no assurance that our manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have a material adverse effect on our ability to develop and commercialize products, which in turn would have a material adverse effect on our business, financial condition and results of operations. See "-- Additional Factors that Might Affect Future Results."

        Cohesion purchases raw materials used in its products from various suppliers. For example, we purchase all of our requirements for collagen materials from McGhan pursuant to the terms of the intercompany agreements entered into in connection with our spin-off from Collagen. These materials have generally been readily available in the marketplace and have not been the subject of shortages; however, Cohesion, its suppliers or contract manufacturers may experience material shortages in the future. The source of the collagen supplied by McGhan is bovine dermis. McGhan uses our patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, Collagen, now McGhan Medical, has sourced the bovine dermis from a "closed herd" of cattle in an effort to prevent diseases, such as Bovine Spongiform Encephalopathy, or BSE, a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, McGhan would have a limited ability to quickly increase its supply of acceptable cattle. Any such diminution would have a material adverse effect on our ability to sell bovine collagen-based products and, as a result, our results of operations would be materially and adversely affected. Cohesion may also purchase PEG from a sole supplier. The PEG material is a key raw material component used in our CoSeal product. Any future shortages of materials or components could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that materials and components can be obtained at attractive prices in the future. Pursuant to the intercompany agreements, McGhan supplies our requirements for CoStasis and Intermediate Products.

        Cohesion, as well as any third-party manufacturers of its products, will be subject to inspections by the FDA for compliance with applicable good manufacturing practices ("GMP"), codified in the quality system regulation ("QSR") requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection, in preparation for obtaining a CE Mark on our products, in addition to annual renewal inspections. Despite these efforts, we may not be able to obtain all necessary FDA inspections of our facility in a timely fashion, if at all. Cohesion has not yet undergone an FDA quality system regulation inspection. See "-- Government Regulation."


SALES, MARKETING AND DISTRIBUTION

        In November 1999, we entered into an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand, and India. CoStasis is also distributed in certain European countries through geographically-focused, specialty distributors with existing customer relationships and established sales infrastructures. We face significant sales and marketing challenges in Europe, which is a market that is and has been very entrenched with using a fibrin sealant product for many years. Our sales, marketing and distribution plans will be dependent in part on our ability to enter into successful strategic relationships and hire, train and retain specialized sales, marketing and distribution personnel. There can be no assurance that we will be able to secure such strategic relationships or hire, train or retain such specialized personnel on terms that are attractive and acceptable to Cohesion, if at all.

        While sales of Collagraft bone graft products in fiscal years 2000, 1999 and 1998, totaled $1.2 million, $1.9 million and $1.5 million, respectively, we will no longer reflect such sales in our future financial results as our ownership in NeuColl fell below 50% in March 2000. Sales of our collagen-based materials for research applications, which include Vitrogen, Cell Prime, and other bulk collagen products, were not material in fiscal 2000, 1999 and 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and " -- Government Regulation."


COMPETITION

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which we have been or are developing or that would render our technology and products obsolete or uncompetitive. In such an event, our business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, there can be no assurance that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent we commence manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to address the foregoing factors and circumstances could have a material adverse impact on us, our financial condition and results of operations.

        Hemostatic and Biosealant Devices. In the hemostatic and biosealant areas, we believe we face strong competition in the United States from existing methodologies for controlling bleeding and sealing wounds resulting from surgery. This competition results from hemostatic powders and sponges, as well as from collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, Tyco Healthcare Group and American Home Products Corporation. In addition, Baxter Healthcare Corporation obtained FDA approval for a fibrin sealant product. We also face competition from more recent products and technologies, such as those developed by Fusion Medical Technologies, Inc. and Focal, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and cyanoacrylates, another class of sealants, which are sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C and Cryolife. In the United States, there are several fibrin sealants under development, including those by the American Red Cross, Convatec, a subsidiary of Bristol-Myers Squibb Company, and Haemacure Corporation. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using cyanoacrylates or either collagen or polymer technologies, made by Fusion and Focal.

        We plan to develop a second-generation surgical sealant which eliminates the need to collect and process plasma at the time of surgery by utilizing our PEG polymer technology and which will offer surgeons strong, easy-to-apply sealing in sensitive open and endoscopic surgery situations. Cohesion plans to ultimately seek additional indications in general surgery, urology and neurosurgery. We believe that the second-generation biosealants we currently have under development will largely supersede fibrin sealants in adhesive applications and that patch or membrane products will likely remain niche products compared to liquid and gel formulations, because patch products are generally more difficult to handle and apply than a liquid or gel, especially in minimally invasive surgery. Most second-generation products under development are still in the preclinical stage in the United States and overseas, with the exception of those being developed by Focal, which is marketing its FocalSeal photoactivated polymer hydrogel outside of the United States with Ethicon, Inc., a Johnson & Johnson subsidiary, and in the United States with Genzyme Surgical Products, and BioGlue, which is sold by Cryolife.

INTELLECTUAL PROPERTY

        Collagen and Cohesion entered into an Assignment and License Agreement, effective January 1, 1998, which, among other things, allocated Collagen's technology and intellectual property between Cohesion and Collagen. Pursuant to this agreement, substantially all of Collagen's technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant technology, was assigned to Cohesion, and Cohesion has granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license to such assigned technology and intellectual property that is used solely in the field of Collagen's business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. The Assignment and License Agreement provides that Cohesion and Collagen, now McGhan Medical, may obtain certain rights to improvements made by the other company prior to March 15, 2004, inasmuch as such improvements, if any, are in the applicable party's field of business. In addition, under the Assignment and License Agreement, Cohesion and Collagen have covenanted to not compete with each other's business until March 15, 2004.

        As of September 2000, our patent portfolio includes approximately 157 U.S. and foreign issued patents and approximately 70 U.S. and non-U.S. patents pending. These patents cover novel compositions of a variety of biomaterials and uses in various fields of medicine. The patent portfolio has a strong focus on proprietary technology in the fields of collagen compositions and hydrophilic polymers used for in situ polymerization. We also hold several registered trademarks in the United States and a number of foreign countries and pursue the protection of our trademarks and service marks, whether or not such marks are registered. Notwithstanding these measures, we can make no assurance as to the effectiveness of our efforts and many of the older patents covering collagen-containing compositions have already begun to expire. However, the majority of the patent portfolio covers biomaterials that are tailored for use in a particular manner, and these patents will not expire until well into the next decade. In addition, we have a number of more recently issued patents covering various methods of treatment using specific formulations of biomaterials that will not expire for approximately 10 or more years. We have filed patent applications covering tissue adhesives, biosealants, and adhesion prevention agents; however, we can make no assurance that any such patents will issue, will provide us any competitive advantages or will not be challenged by third parties.

        We also rely upon trade secret protection for certain unpatented aspects of our proprietary technology. There can be no assurance that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require our employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to Cohesion shall be the exclusive property of Cohesion; however, certain of Cohesion's agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

        Our success will depend on our ability to obtain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. There can be no assurance that our pending or future patent applications will issue, or that the claims of our issued patents, or any patents that may issue in the future, will provide any competitive advantages for our products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive and can divert the efforts of technical and management personnel. We have filed patent applications in certain foreign countries corresponding to certain patent applications that we have filed in the United States and may file additional patent applications inside and outside the United States. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believe the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, there can be no assurance that competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, offer for sale, sell and import our products. We are aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that litigation will not be brought against us by third parties in the future challenging our patent rights or claiming infringement by us of patents held by these or other third parties.

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While we intend to seek patent protection for our proprietary technology, products and processes, there can be no assurance as to the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of our proprietary technologies, products and processes, or that we will be able to adequately enforce any such claims to protect its proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that our inventors or licensors were the first to conceive of inventions covered by pending patent applications or that we were the first to file patent applications for such inventions. We may desire or may be required to obtain licenses to patents or proprietary rights of others. No assurance can be given that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to us or at all. If we do not obtain such licenses, we could encounter delays in product introductions while it attempts to design around or otherwise avoid such patents, or it could find that the development, manufacture or sale of products requiring such licenses is foreclosed.

        Litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to our patent applications or patent applications of our licensors. Litigation, interference or opposition proceedings could result in substantial costs to and diversion of effort by us, and adverse determinations in any such proceedings could prevent us from manufacturing, marketing or selling our products and could have a material adverse effect on our business, financial condition and results of operations.

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. We also have invention or patent assignment agreements with our employees and certain, but not all, commercial partners and consultants. There can be no assurance that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.


GOVERNMENT REGULATION

        Our existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act, as amended (the "FDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

        Additionally, in order for us to market our products in Europe and other foreign countries, we and/or our partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market our products outside the United States may be longer or shorter than that required in the United States. In order to market our products being developed in the member countries of the European Union, we will be required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE Mark certification process, we completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, one of the principal steps in the CE Mark process. In addition to a quality system audit, the CE Mark process involves review by the approving body of documentation submitted by us to document each product's clinical safety and performance.

        In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls relating to labeling, premarket notification and adherence to the FDA's good manufacturing practices, as codified in the quality system regulation requirements. Class II devices are subject to general and special controls relating to performance standards, postmarket surveillance, patient registries, and FDA guidelines. Class III devices are those which must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification under Section 510(k) of the FDC Act or a premarket approval ("PMA") application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if it can be established that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this demonstration may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products that fall into this category. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

        A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature and any training materials. The PMA application can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable QSR requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

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

        If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate Institutional Review Boards ("IRBs"), without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

        We anticipate that our products currently in development will be regulated as Class III medical devices and will require PMA prior to being marketed in the United States. If this belief is true, we will need to obtain for each of our products in development an IDE in order to conduct clinical trials in the United States. There can be no assurance that we will receive Class III medical device designation for our products in development or that we will be able to obtain IDEs for each of our planned products or that data from such clinical studies if and when commenced will demonstrate the safety and effectiveness of our product or will adequately support a PMA application.

        If clearance or approval for a given product is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, we will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable QSR requirements, the Medical Device Reporting regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by us to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against the company, its officers and its employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that such changes might have on our prospects, business, financial condition or results of operations.

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

        The FDA regulates the manufacturing, product testing and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable GMP and, in the case of medical devices, QSR requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. There is no assurance that Cohesion will be able to comply with the applicable QSR requirements. In addition, we are required to provide information to the FDA on death or serious injuries alleged to have been associated with the use of its medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure to comply with QSR regulations, or other FDA regulatory requirements, could have a material adverse effect on the Cohesion's business, financial condition or results of operations.

        We received approval from the FDA in June 2000 to market CoStasis in the United States. With respect to CoSeal, we believe that the product will be regulated by the FDA as a medical device because similar biosealant products of other manufacturers have been classified and regulated as medical devices by the FDA. We received a CE Mark for CoSeal in February 2000 and are currently conducting clinical trials in the United States and expect to seek marketing clearance at the conclusion of those studies by filing a PMA application with the FDA. There can be no assurance that the FDA will agree that the clinical study results, once submitted, will have adequately demonstrated the safety and effectiveness of CoSeal.

        The collagen used in our products is derived from the cow hides of United States cattle. Bovine Spongiform Encephalopathy, or BSE, was initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, we are not aware of any reports of BSE in United States cattle to date, and, currently we rely on a "closed herd" of United States cattle for our bovine collagen-based products. There can be no assurance that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect our ability to manufacture, market or sell our bovine collagen-based products, which could have a material and adverse effect on our business, financial condition and results of operations.


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


PRODUCT LIABILITY AND INSURANCE

        The development, manufacture and sale of our products may expose us to product liability claims. To date, we have not been held liable for a products liability claim asserted against us. However, there can be no assurance that we will not experience losses due to product liability claims in the future. Although we currently have general liability insurance and product liability insurance, there can be no assurance that such coverage will be available to us in the future on reasonable terms, if at all. In addition, there can be no assurance that all of the activities encompassed within our business are or will be covered under our policies. We may require additional product liability coverage if we significantly expand commercialization of our products. Such additional coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.


ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We have a history of operating losses and anticipate continued operating losses.

        Prior to July 1, 1998, our historical results of operations discussed in this Annual Report, and contained in the financial statements and related notes included in this Annual Report, reflect the historical operations of the transferred businesses contributed by Collagen (now McGhan Medical) to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $21.2 million, $24.9 million and $31.5 million in fiscal 2000, 1999 and 1998, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.2 million, $1.9 million, and $1.5 million for the years ended June 30, 2000, 1999, and 1998, respectively, we will no longer reflect those product sales in future financial results as our interest in NeuColl fell below 50% in March 2000. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing and marketing our products in development, particularly CoSeal Surgical Sealant and developing sales and marketing capabilities for our products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.


We must develop and commercialize our products to generate revenues.

        Except for CoStasis, CoSeal in Europe, and our line of Intermediate Products, all of our products are in research or preclinical or clinical development. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain CE Marks in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.


We operate in an intense competitive environment.

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, Tyco Healthcare Group and American Home Products Corporation. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. and Fusion Medical Technologies, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which are sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross, Convatec, a subsidiary of the Bristol-Myers Squibb Company, and Haemacure Corporation. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

        Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and uncompetitive. In such an event, our business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than Cohesion. Additionally, there can be no assurance that any marketing or other strategic partners that Cohesion may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent Cohesion commences manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on Cohesion, its financial condition and results of operations. See "Business -- Competition;" and "Business -- Manufacturing."

The market may not accept our products.

        CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal anastomoses and sites of incision, in connection with surgery. There can be no assurance that either of these products will gain commercial acceptance among physicians, patients and health care payors, even when and if necessary international and U.S. marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.


We have limited marketing and sales capabilities.

        We currently have limited experience in marketing and selling our products, including those under development, and we do not have a significant marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. Failure to develop a sales and marketing force or enter into arrangements with other companies will reduce our ability to generate revenues.


We depend on the sale of equity investments to fund operations.

        The market prices of our equity investments are highly volatile. In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific and other investments. We have implemented a "hedge" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering approximately 48% of our Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $22.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."



EMPLOYEES

        As of September 15, 2000, we had 77 employees, 33 of whom were engaged directly in research and new product development, 8 in regulatory affairs, quality assurance and clinical activities, 15 in manufacturing, 4 in sales and marketing and 17 in finance and administration. We maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting, hiring and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract, hire and retain such personnel. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS

        Set forth below is certain information as of September 15, 2000 with respect to our executive officers.

NAME                                     AGE                            POSITION
----                                     ---                            --------
David Foster.......................      43    Chief Executive Officer, Director
Frank DeLustro, Ph.D...............      52    President and Chief Operating Officer,  Director
Ross Erickson......................      55    Vice President, Regulatory Affairs, Clinical Research and
                                               Quality Assurance
Russ McDaniell.....................      51    Vice President, Sales
Deborah Webster....................      41    Vice President and Chief Administrative Officer
Sharon Kokubun.....................      44    Vice President, Financial Operations


        David Foster, Chief Executive Officer and Director. Mr. Foster has served as Chief Executive Officer of Cohesion since January 1998. From February 1997 to December 1997 he served as Senior Vice President and General Manager of the Collagen Technologies Group, a division of Collagen Aesthetics, Inc. From May 1992 until February 1997, Mr. Foster served as Chief Financial Officer of Collagen. Mr. Foster serves on the Board of Directors of Innovasive Devices, Inc. Mr. Foster has a B.S. in mechanical engineering and an M.B.A. from the University of California at Berkeley.

        Frank DeLustro, Ph.D., President, Chief Operating Officer and Director. Dr. DeLustro has served as President and Chief Operating Officer of Cohesion since January 1998. He served as President and Chief Executive Officer of Cohesion Corporation from its inception in 1996 until December 1997. Prior to joining Cohesion Corporation, Dr. DeLustro served at Collagen for 13 years in positions of increasing responsibility, most recently as Senior Vice President, Scientific Affairs. Dr. DeLustro has a B.S. in biology from Fordham University and a Ph.D. in immunology/microbiology from Upstate Medical School, SUNY (Syracuse). He is the author of over 40 scientific publications and the holder of 18 U.S. patents.

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

        Russ McDaniell, Vice President, Sales. Mr. McDaniell has served as Vice President, Sales of Cohesion since March 2000. Prior to joining Cohesion, Mr. McDaniell was a co-founder of CardioVention, an early stage cardiovascular company where he served as Vice President of Marketing and Business Development. Prior to CardioVention, Mr. McDaniell was Director of Sales at Cardio Thoracic Systems. From 1986 to 1996, Mr. McDaniell was the Director of Sales for Sulzer-Carbomedics. Mr. McDaniell holds a B.S. in marketing from Fairleigh Dickinson University and an A.A.S. in Engineering from New York Technical College.

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

ITEM 2. PROPERTIES

        Cohesion's principal executive, research and development, marketing, and manufacturing activities presently are located in Palo Alto, California. Cohesion leases approximately 33,000 square feet of facility under a lease agreement that expires in 2004. We believe that our facilities are adequate to meet our requirements through the end of fiscal year 2002.


ITEM 3. LEGAL PROCEEDINGS

        Two actions, Crane v. Collagen Aesthetics, Inc., et al., and Kerr, et al., v. Inamed Corp., et al., were filed in August 2000 in the U.S. District Court for the Northern District of California by the same attorneys. Both actions allege personal injury claims arising out of the development and sale of Trilucent breast implants outside the United States by an affiliate of Collagen Aesthethics. Cohesion had no role in the development or sale of these products. The Crane case is a personal injury complaint on behalf of a single plaintiff seeking monetary damages, while the Kerr case is a purported class action seeking "medical monitoring" and monetary damages.

        Pursuant to the Separation and Distribution Agreement between Collagen and Cohesion, Cohesion has called upon Collagen to indemnify Cohesion with respect to these suits. Collagen has acknowledged its obligation to indemnify Cohesion, and has assumed the defense of Cohesion in these suits.

        Cohesion is currently involved in other legal actions arising in the ordinary course of business. While the outcome of these other legal matters is currently not determinable, it is management's opinion that these matters will not have a material adverse effect on our consolidated financial position or results of our operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


MARKET FOR COMMON STOCK

        Our common stock began trading on The Nasdaq Stock Market under the symbol CSON as of August 13, 1998. There was no public market for our common stock prior to that date. The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on The Nasdaq Stock Market by quarter in fiscal 1999 and 2000.


       QUARTER ENDED                                      HIGH         LOW
       -------------                                    ---------    -------
       September 30, 1998..............................     7.87       2.93
       December 31, 1998...............................     4.37       2.50
       March 31, 1999..................................     6.62       3.37
       June 30, 1999...................................     7.12       3.81
       September 30, 1999..............................     6.00       5.75
       December 31, 1999...............................     9.13       8.75
       March 31, 2000..................................    15.00      12.06
       June 30, 2000 ..................................    12.25      11.50



SALES OF UNREGISTERED SECURITIES

        Cohesion has not engaged in any sale of unregistered securities in the year ending June 30, 2000.


HOLDERS OF RECORD

        At September 15, 2000 there were approximately 708 holders of record of Cohesion's common stock.


DIVIDENDS

        Cohesion has never paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       YEARS ENDED JUNE 30,
                                                             --------------------------------------------------------------------
                                                               2000           1999           1998           1997           1996
                                                             --------       --------       --------       --------       --------
STATEMENT OF OPERATIONS DATA:
Product sales ............................................   $  1,998       $  2,594       $  2,043       $  2,527       $  3,612
Other revenues ...........................................        500             --             --             --             --
                                                             --------       --------       --------       --------       --------
Total revenues ...........................................   $  2,498       $  2,594       $  2,043       $  2,527       $  3,612

Loss from operations(1) ..................................   $(21,187)      $(24,908)      $(31,483)      $(16,358)      $ (9,180)
Net income (loss) ........................................   $  8,906       $  6,201       $ (9,567)      $  4,981       $ 38,674

Earnings per common share - basic ........................   $   1.02       $   0.73
Pro forma earnings (loss) per common share - basic(2) ....                                 $  (1.07)      $   0.57
Earnings per common share assuming dilution ..............   $   0.93       $   0.72
Pro forma earnings (loss) per common share assuming
    dilution(2) ..........................................                                 $  (1.07)      $   0.56

Weighted average shares outstanding - basic(2) ...........      8,756          8,550          8,913          8,804
Weighted average shares outstanding assuming dilution(2)..      9,557          8,635          8,913          8,930


                                                           JUNE 30,
                                     -----------------------------------------------------------
                                      2000         1999         1998         1997          1996
                                     -------      -------      -------      -------      -------
BALANCE SHEET DATA:
Total assets ..................       65,820       71,519       95,653      114,604       97,916
Long-term liabilities .........       12,876       18,985       31,923       35,131       27,260


-------------

(1) The first five months of the fiscal 1996 financial information is presented with the Target Therapeutics, Inc. investment accounted for under the equity method.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes and the other information included elsewhere in this Annual Report. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to, the timing of product introductions, the success of scaling up product production, the timing and terms of sales arrangements with other companies, performance of third-party sales representatives, receipt of regulatory approvals, including approvals from the FDA, clinical efficacy of and market demand for products, results of clinical studies and potential unfavorable publicity regarding us or our products, among other matters. Such differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see "Business - Government Regulation," "Business - Competition," and "Business - Additional Factors that Might Affect Future Results."

        Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of minimally invasive surgeries. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. In February 2000, we received a CE Mark for CoSeal Surgical Sealant, our biosealant product candidate designed for sealing vascular grafts. We are currently conducting clinical trials for CoSeal in the United States. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin. We reported sales of Collagraft implant, an orthopedic product, through our investment in NeuColl, Inc. up through March 31, 2000. In March 2000, our interest in NeuColl fell below 50% and, as a result, we no longer reflect NeuColl product sales in our financial results.

        Cohesion was organized in June 1997 as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation, now known as McGhan Medical since Collagen was acquired by Inamed Corporation. During fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to Cohesion, including various equity investments. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's common stock for each share of Collagen common stock outstanding. Cohesion and Collagen entered into various agreements to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other agreements in connection with the distribution of Cohesion's common stock. Cohesion's historical financial position and results of operations prior to the distribution reflect the historical operations of the transferred businesses contributed by Collagen to Cohesion. In particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the historical results of the CTG operating group for all years presented through January 1, 1998, as if the contribution of the transferred businesses by Collagen to Cohesion had occurred on July 1, 1992.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. In connection with the formation, we granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. During the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party in two tranches, which reduced our ownership from 100% to approximately 39% as of March 31, 2000. For the quarter ended March 31, 2000, we consolidated NeuColl's operating loss in our results of operations and reported the related minority interest for a two-month period. Beginning March 31, 2000, we no longer consolidated NeuColl into our financial results and instead, reported our share of NeuColl's operating income or loss under the equity method of accounting.


RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 2000, 1999, and 1998

        Revenues were $2.5 million, $2.6 million, and $2.0 million for fiscal years 2000, 1999, and 1998, respectively. Fiscal 2000 revenues included $0.5 million for a milestone payment from U.S. Surgical upon receipt of FDA approval to market CoStasis. Product sales were $2.0 million in fiscal 2000, compared to product sales of $2.6 million in fiscal 1999 and $2.0 million in fiscal 1998. The decrease in product sales reflects only nine months of Collagraft sales in fiscal 2000. Other fluctuations in product sales are primarily due to the timing of shipments of Collagraft product to a distributor. As of March 31, 2000, we no longer consolidated NeuColl's operations into our financial results as our ownership fell below 50%. Currently, we expect revenues to be higher in fiscal 2001 primarily due to CoStasis sales in the U.S. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through a third party firm, such as U.S. Surgical. Our business and financial results could be adversely affected in the event that a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of product sales was 167%, 76%, and 57% for fiscal years 2000, 1999 and 1998, respectively. The increases in cost of sales as a percentage of sales in fiscal years 2000 and 1999 were primarily due to manufacturing startup costs for the CoStasis product. Cost of sales for fiscal 2001 is expected to continue to reflect manufacturing startup costs as we bring our CoSeal product into commercial production.

        Research and development expenses were $12.4 million, $15.3 million, and $16.3 million for fiscal 2000, 1999, and 1998, respectively. The decreases in R&D spending over the three-year period were due primarily to timing of clinical trial expenses and lower spending in our recombinant programs. R&D expense for fiscal years 2000, 1999 and the last half of fiscal 1998 reflect reimbursement from Collagen for the recombinant human collagen program in accordance with the intercompany agreements entered into between Cohesion and Collagen in connection with our spin-off from Collagen. Currently, we expect R&D spending in fiscal 2001 to be at higher levels than fiscal 2000.

        Selling, general and administrative expenses were $6.5 million, $6.8 million, and $5.5 million in fiscal 2000, 1999, and 1998, respectively. The slight decrease in SG&A spending in fiscal 2000 over the prior year is due to spin-off related costs incurred in fiscal 1999. The increase in SG&A expense in fiscal 1999 over fiscal 1998 is due primarily to increased marketing costs associated with the launch of CoStasis in Europe. Currently, we expect SG&A expenses to increase in fiscal 2001 due to increased spending in sales and marketing for resources required to support current and future products. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed in the U.S.

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

        We determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. We concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. Except for CoStasis, the products and programs related to the in-process technology acquired are currently in the clinical trial and preclinical trial stages, respectively. This technology, which relates to surgical hemostasis and sealing products we are developing, utilizes liquid-based biomaterials and related delivery systems. We expect to benefit from the in-process technology within the next three years, provided that sufficient preclinical and clinical data has been generated, submitted to regulatory authorities, and cleared for commercial sale by those regulatory authorities; however we can make no assurance in this regard. We expect to spend approximately $5 to $6 million per year for the next three years on the in-process technology in an effort to develop commercially viable products. If this technology is not successfully developed and commercialized, our ability to generate product revenue and our business, financial condition and results of operations will be materially and adversely effected.

        During fiscal years 2000 and 1999, we recorded $1.4 million and $3.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. Currently, we expect to record an additional $0.5 million of compensation expense with respect to the cash-out of canceled options, which will be recognized during the next two fiscal years.

        Realized gains on investments were $31.8 million, $36.3 million, and $19.1 million in fiscal 2000, 1999, and 1998, respectively. In fiscal 2000, 1999 and 1998, the gains were primarily from the sale of common stock of Boston Scientific Corporation. During fiscal 2000, gains also included $4.4 million resulting from a business combination between Innovasive Devices and Johnson & Johnson. The timing and number of shares of common stock sold will depend on market conditions and our anticipated cash needs.

        Equity in losses of affiliates were $20,000 in fiscal 2000 and $9,000 in fiscal 1998. The fiscal 2000 loss is related to the investment in NeuColl and the equity loss in fiscal 1998 was related to Cohesion Corporation. The fiscal 1999 impairment of investments of $1,321,000 was due to a writedown of the Innovasive Devices investment.

        Interest income was $987,000, $94,000 and $332,000 in fiscal 2000, 1999, and 1998, respectively. The increase in fiscal 2000 was due to higher average cash and cash equivalent balances during the fiscal year, whereas in fiscal 1999, average cash balances were lower than in fiscal 1998 which contributed to the decrease in interest income over fiscal 1998.

        Interest expense was $224,000, $15,000, and $0 in fiscal 2000, 1999, and 1998, respectively. Interest expense in fiscal 2000 was related to our obligation under our capital lease whereas, in fiscal 1999, interest expenses was related to short-term borrowings secured by the Boston Scientific common stock.

        Cohesion's effective tax rate for fiscal 2000 was 22% due to tax benefits related to investments and equity losses in affiliate companies. The tax rate for fiscal 1999 was 39% which primarily reflected utilization of credit for research and development expenditures. In fiscal 1998, we recorded a benefit for income taxes of 21%. The tax benefit is primarily due to the in-process research and development charges related to the increase in ownership of Cohesion Corporation which is not deductible for tax purposes.

SEGMENT INFORMATION

        Historically, we have operated in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. For a discussion of Collagraft sales, see revenue discussion in "- Results of Operations." Our ownership in NeuColl decreased from 100% to below 50% as of March 31, 2000 due to financing received by NeuColl from a third party. Beginning March 31, 2000, we are no longer consolidating NeuColl into our financial results and instead, will report our share of NeuColl's income or loss under the equity method of accounting. Subsequent to March 31, 2000, we are operating in only one segment, our surgical business. Additional financial information with respect to our segments can be found in Note 11 to our financial statements contained in Part II, Item 8 of this Annual Report on Form 10-K.


LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2000, cash and investments were $51.3 million compared to $59.6 million at June 30, 1999. Net cash used in operating activities was $21.5 million, $28.8 million, and $19.0 million for fiscal 2000, 1999, and 1998, respectively.

        For the fiscal year ended June 30, 2000, cash provided by investing activities of $22.7 million was related to proceeds of approximately $23.1 million from the sale of equity investments and proceeds of approximately $4.9 million from the maturity of our equity collars. The investment proceeds were offset by $4.2 million for the purchase of investments and $1.1 million for capital expenditures. Currently, we anticipate that capital expenditures will not exceed $2.0 million in fiscal 2001. Net cash provided by financing activities for the fiscal year ended June 30, 2000 was $8.7 million primarily due to proceeds of $4.2 million from the sale-leaseback of our manufacturing facility improvements and equipment and $5.3 million of proceeds from stock programs (incentive stock options and employee stock purchases), which were offset by payments of approximately $0.8 million on a capital lease obligation.

        Our principal sources of liquidity include our marketable equity investments, cash, and cash equivalents. We anticipate that stock sales will be made from time to time, with the objective of generating cash for, among other things, further investments in both current and new affiliate companies. We may defer sales of equity investments for tax planning purposes or other reasons, although decisions concerning prospective stock sales will also be affected by the then-current market price of the common stock. As another source of financing, we may in the future establish a credit facility, although there can be no assurance that a line of credit will be available to us on acceptable terms, if at all.

        In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 15, 2000, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in fiscal 2000.

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $0.5 million of compensation expense with respect to the cash-out of canceled options during the next two fiscal years.

        We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through at least the next two years. However, during this period and thereafter, we may require additional financing. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which included Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party, reducing our ownership from 100% to below 50%. Accordingly, NeuColl's operations were no longer consolidated from that date forward and we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2000, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.



RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 must be implemented no later than the quarter ending December 2000. The Company receives payments from customers for product sales and licenses. The license payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

        Product Sales: Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns.

        License Fees: Fees to license distribution rights of the Company's products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved.


        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for the Company as of July 1, 2000. The adoption of SFAS 133 is estimated to result in a loss of approximately $130,000, net of tax.



EXEMPTION FROM INVESTMENT COMPANY REGULATION

        Given the composition of its current assets, the Company may fall within the definition of investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act") and may be required to register as such. Because of this possibility and the fact that regulation as an investment company would not permit the Company to accomplish many of its business objectives and policies, the Company has applied for and obtained an order of the Securities and Exchange Commission under Sections 6(c) and 6(e) of the Investment Company Act. The order exempts the Company from all provisions of the Investment Company Act, except Sections 9, 17(e), 17(f) and 37 through 53 of the Investment Company Act, and the rules and regulations under these sections, with certain exceptions as described in the Company's application to the Commission for an order of exemption. The Company, and certain other persons in their transactions with the Company, must comply with these provisions as if the Company were a registered investment company. The order continues in effect until the earlier of August 18, 2001 or such time as the Company may no longer be deemed to be an investment company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.


INTEREST RATE RISK

        The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer, or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of June 30, 2000 and 1999, Cohesion held approximately $12,509,875 and $2,526,000 of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $30,000 and $20,000 as of June 30, 2000 and 1999, respectively. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at June 30, 2000. Actual results may differ materially.


EQUITY SECURITY PRICE RISK

        Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 2000, 350,000 shares, out of 725,720 held by Cohesion, were hedged using these collars. The costless collar instruments are collateralized by shares of Boston Scientific common stock held by Cohesion. The collars hedge 200,000 shares at prices between $32 and $49 and 150,000 shares at prices between $22 and $29. As of June 30, 2000, the market value of Boston Scientific stock was $22. The fair values of these investments as of June 30, 2000 and 1999 are as follows (in thousands):


EQUITY INVESTMENTS                    2000          1999
------------------------------      --------      --------
Boston Scientific ............      $ 15,921      $ 45,286

Boston Scientific, Collar ....      $  2,198      $ (3,654)

Johnson & Johnson ............      $  8,150      $     --

Innovasive Devices, Inc. .....      $     --      $  2,743

Medarex, Inc. ................      $     --      $  3,351

Pharming Group N.V ...........      $ 10,894      $  7,675
                                    --------      --------

Total ........................      $ 37,163      $ 55,401
                                    ========      ========

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                                PAGE
                                                                                                ----
COHESION TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors ..........................................      28
Consolidated Balance Sheets as of June 30, 2000 and 1999 ...................................      29
Consolidated Statements of Operations and of Comprehensive Income (Loss) for the years
   ended  June 30, 2000, 1999 and 1998 .....................................................      30
Consolidated Statements of Stockholders' and Parent Company Equity for the years ended June
   30, 2000, 1999 and 1998 .................................................................      31
Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999 and 1998 .....      32
Notes to Consolidated Financial Statements .................................................      33
Supplementary Quarterly Consolidated Financial Data (unaudited) ............................      47

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Cohesion Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' and parent company equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesion Technologies, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.




                                                               ERNST & YOUNG LLP

Palo Alto, California
July 27, 2000

                           COHESION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)



                                                                                                  JUNE 30,
                                                                                           -----------------------
                                                                                             2000           1999
                                                                                           --------       --------
ASSETS
Current assets:
  Cash and cash equivalents .........................................................      $ 14,154       $  4,239
  Restricted cash - current portion .................................................           792             --
  Accounts receivable, less allowance for doubtful accounts of $78 ($20 in 1999) ....            78            895
  Inventories .......................................................................         2,508            976
  Current deferred taxes ............................................................            --            888
  Other current assets ..............................................................         1,189          1,254
                                                                                           --------       --------
         Total current assets .......................................................        18,721          8,252
Property and equipment, net:
  Machinery and equipment ...........................................................         5,874          5,493
  Leasehold improvements ............................................................         4,792          4,873
                                                                                           --------       --------
                                                                                             10,666         10,366
  Accumulated depreciation and amortization .........................................        (4,785)        (3,661)
                                                                                           --------       --------
                                                                                              5,881          6,705
Investment in equity securities .....................................................        37,163         55,401
Other assets ........................................................................         4,055          1,161
                                                                                           --------       --------
                                                                                           $ 65,820       $ 71,519
                                                                                           ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................      $    920       $  1,035
  Accrued compensation ..............................................................           629          1,172
  Accrued liabilities ...............................................................         2,401          4,133
  Deferred revenue ..................................................................           750             --
  Income taxes payable ..............................................................           681            953
  Current portion of capital lease obligation .......................................           792             --
                                                                                           --------       --------
Total current liabilities ...........................................................         6,173          7,293

Long-term liabilities:
 Deferred income taxes ..............................................................        10,237         18,985
 Obligation under capital lease .....................................................         2,639             --

Stockholders' equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares,
    issued and outstanding: no shares at June 30, 2000 and 1999 .....................            --             --
  Common stock, $.001 par value, authorized: 15,000,000 shares, issued: June 30, 2000 - 9,246,227 shares; June 30, 1999 - 8,953,167 shares;
    outstanding: June 30, 2000 - 8,731,127 shares; June 30, 1999 -
    8,438,067 shares ................................................................            10              9
  Additional paid-in capital ........................................................        20,571         15,193
  Retained earnings .................................................................        14,611          5,705
  Accumulated other comprehensive income ............................................        13,553         26,308
  Treasury stock, at cost, 515,100 shares at June 30, 2000 and 1999 .................        (1,974)        (1,974)
                                                                                           --------       --------
         Total stockholders' equity .................................................        46,771         45,241
                                                                                           --------       --------
                                                                                           $ 65,820       $ 71,519
                                                                                           ========       ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                                   YEARS ENDED JUNE 30,
                                                                         -------------------------------------
                                                                           2000           1999           1998
                                                                         --------       --------       --------
Revenue:
 Product sales .......................................................   $  1,998       $  2,594       $  2,043
 Other revenue .......................................................        500             --             --
                                                                         --------       --------       --------
                                                                            2,498          2,594          2,043
Costs and expenses:
  Cost of sales and manufacturing start-up costs .....................      3,341          1,984          1,162
  Research and development ...........................................     12,438         15,292         16,251
  Selling, general and administrative ................................      6,475          6,841          5,526
  Compensation expense related to cancelled stock
     options .........................................................      1,431          3,385             --
  Purchased in-process research and development ......................         --             --         10,587
                                                                         --------       --------       --------
          Total costs and expenses ...................................     23,685         27,502         33,526
                                                                         --------       --------       --------
Loss from operations .................................................    (21,187)       (24,908)       (31,483)

Other income (expense):
  Realized gain on investments .......................................     31,763         36,269         19,096
  Impairment of investment ...........................................         --         (1,321)            --
  Equity in losses of affiliates .....................................        (20)            --             (9)
  Interest income ....................................................        987             94            332
  Interest expense ...................................................       (224)           (15)            --
                                                                         --------       --------       --------
Income (loss) before provision for
  Income taxes and minority interest .................................     11,319         10,119        (12,064)
Provision (benefit) for income taxes .................................      2,546          3,918         (2,497)
                                                                         --------       --------       --------
Income (loss) before minority interest ...............................      8,773          6,201         (9,567)
Minority interest (benefit) in net loss of subsidiary ................       (133)            --             --
                                                                         --------       --------       --------
Net income (loss) ....................................................   $  8,906       $  6,201       $ (9,567)
                                                                         ========       ========       ========
Earnings per common share - basic ....................................   $   1.02       $   0.73
                                                                         ========       ========
Pro forma earnings (loss) per common share - basic ...................                                 $  (1.07)
                                                                                                       ========
Earnings per common share assuming dilution ..........................   $   0.93       $   0.72
                                                                         ========       ========
Pro forma earnings (loss) per common share assuming dilution .........                                 $  (1.07)
                                                                                                       ========

Weighted average shares outstanding ..................................      8,756          8,550          8,913
                                                                         ========       ========       ========
Weighted average shares outstanding assuming dilution .................     9,557          8,635          8,913
                                                                         ========       ========       ========
Net income (loss) .....................................................  $  8,906       $  6,201       $ (9,567)
Other comprehensive income (loss), net of tax:
Increase (decrease) in unrealized gain on available-for-
   sale securities, net of tax of $9,295, $18,042 and
   $30,061 for 2000, 1999 and 1998, respectively ......................   (12,755)       (17,525)        (3,236)
                                                                         --------       --------       --------
Total comprehensive income (loss) .....................................  $ (3,849)      $(11,324)      $(12,803)
                                                                         ========       ========       ========



        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                                    TOTAL STOCK-
                                                                                                                      HOLDERS'
                                                                                             ACCUMULATED                 AND
                                           COMMON STOCK    ADDITIONAL   PARENT                  OTHER                  PARENT
                                        ------------------   PAID-IN   COMPANY   RETAINED   COMPREHENSIVE TREASURY    COMPANY
                                         SHARES   AMOUNT     CAPITAL    EQUITY   EARNINGS       INCOME     STOCK       EQUITY
                                        --------  --------   --------  --------  --------   ------------- --------  ------------
Balance at June 30, 1997 .........            --  $     --   $  9,621  $ 17,315  $     --      $ 47,069   $     --    $ 74,005
Other advances to Collagen
   Aesthetics, Inc. ..............            --        --         --    (2,787)       --            --         --      (2,787)
Decrease in unrealized gain on
   investments ...................            --        --         --        --        --        (3,236)        --      (3,236)
Issuance of shares to Collagen
   Aesthetics, Inc. ..............         8,861        --         --        --        --            --         --          --
Net loss .........................            --        --         --    (9,567)       --            --         --      (9,567)
                                        --------  --------   --------  --------  --------      --------   --------    --------
Balance at June 30, 1998 .........         8,861        --      9,621     4,961        --        43,833         --      58,415
Other advances to Collagen
   Aesthetics, Inc. ..............           (14)       --                 (290)       --            --         --        (290)
Separation from Collagen
   Aesthetics, Inc. ..............            --         9      5,158    (5,167)       --            --         --          --
Stock-based compensation .........            --        --         12        --        --            --         --          12
Common stock issuance from
   exercise of stock options and
   employee stock purchase plan ..           106        --        402        --        --            --         --         402
Net income .......................            --        --         --       496     5,705            --         --       6,201
Decrease in unrealized gain on
   investments ...................            --        --         --        --        --       (17,525)        --     (17,525)
Treasury stock purchased .........          (515)       --         --        --        --            --     (1,974)     (1,974)
                                        --------  --------   --------  --------  --------      --------   --------    --------
Balance at June 30, 1999 .........         8,438         9     15,193        --     5,705        26,308     (1,974)     45,241
Stock-based compensation .........            --        --         83        --        --            --         --          83
Common stock issuance from
   exercise of stock options and
   employee stock purchase plan ..           808         1      5,295        --        --            --         --       5,296
Net income .......................            --        --         --        --     8,906            --         --       8,906
Decrease in unrealized gain on
   investments ...................            --        --         --        --        --       (12,755)        --     (12,755)
                                        --------  --------   --------  --------  --------      --------   --------    --------
Balance at June 30, 2000 .........         9,246  $     10   $ 20,571  $     --  $ 14,611      $ 13,553   $ (1,974)   $ 46,771
                                        ========  ========   ========  ========  ========      ========   ========    ========


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                          YEARS ENDED JUNE 30,
                                                                 --------------------------------------
                                                                   2000           1999           1998
                                                                 --------       --------       --------
Cash flows from operating activities:
  Net income (loss) .......................................      $  8,906       $  6,201       $ (9,567)

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Stock-based compensation .............................            83             12             --
     Purchased in-process research and development ........            --             --         10,587
     Depreciation and amortization ........................         2,370          1,311            662
     Equity in losses of affiliates .......................            20             --              9
     Impairment of investments ............................            --          1,321             --
     Loss on disposal of property and equipment ...........            --            174             --
     Realized gains on investments ........................       (31,763)       (36,269)       (19,096)
     Deferred income taxes ................................           498         (1,149)           995
     Decrease (increase) in assets:
       Accounts receivable ................................           817           (423)          (376)
       Inventories ........................................        (1,532)          (895)           (25)
       Other ..............................................           955            153         (1,971)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ....        (1,602)            88          2,247
       Income taxes payable ...............................          (273)           653         (2,400)
       Other long-term liabilities ........................            --             --            (57)
                                                                 --------       --------       --------
  Total adjustments .......................................       (30,427)       (35,024)        (9,425)
                                                                 --------       --------       --------
         Net cash used in operating activities ............       (21,521)       (28,823)       (18,992)
                                                                 --------       --------       --------

Cash flows from investing activities:
  Proceeds from sale of investments .......................        23,107         34,786         20,442
  Proceeds from sales of other affiliate stock ............            --          1,133            704
  Proceeds from equity collars ............................         4,893          2,769             --
  Proceeds from maturities of short-term investments ......            --          1,016          1,591
  Purchases of short-term investments .....................            --             --         (2,515)
  Purchases of restricted cash investments ................        (3,800)            --             --
  Expenditures for property and equipment .................        (1,105)        (5,661)        (1,058)
  Increase in other assets ................................          (385)            --             --
  Loans to affiliates .....................................            --             --         (2,700)
  Acquisition of shares of Cohesion
     Corporation, net of cash balances ....................            --             --        (10,587)
                                                                 --------       --------       --------
         Net cash provided by investing activities ........        22,710         34,043          5,877
                                                                 --------       --------       --------

Cash flows from financing activities:
  Proceeds from sale-leaseback of equip & leasehold
     improvements .........................................         4,188             --             --
  Payment of capital lease obligation .....................          (757)            --             --
  Proceeds from short-term borrowings .....................            --          3,250             --
  Repayment of short-term borrowings ......................            --         (3,250)            --
  Purchase of treasury stock ..............................            --         (1,974)            --
  Proceeds from exercise of stock options and employee
     stock purchase plan ..................................         5,295            402             --
                                                                 --------       --------       --------
         Net cash provided by (used in) financing
            activities ....................................         8,726         (1,572)            --
                                                                 --------       --------       --------

Net increase (decrease) in cash and cash equivalents ......         9,915          3,648        (13,115)
Cash and cash equivalents at beginning of year ............         4,239            591         13,706
                                                                 --------       --------       --------
Cash and cash equivalents at end of year ..................      $ 14,154       $  4,239       $    591
                                                                 ========       ========       ========


Supplemental disclosures of cash flow information
  Cash paid during the year for:
  Interest ................................................      $    224       $     15       $     --
  Income taxes (net of refunds) ...........................      $  1,770       $  4,185       $    (65)


        The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized in June 1997 as a Delaware corporation and a wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen"), and now known as McGhan Medical ("McGhan") since Collagen was acquired by Inamed Corporation. In fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of the Company's Common Stock for each share of Collagen common stock outstanding (the "distribution").

        The accompanying consolidated financial statements have been prepared using Collagen's historical cost basis of the assets and liabilities of the various division activities that comprised Cohesion as a component of Collagen up through August 18, 1998 and as a separate stand-alone company thereafter. The financial statements of Cohesion include the operating results of Cohesion Corporation, a subsidiary of the Company, a developer of proprietary products for hemostasis and tissue adhesion, biosealants and adhesion barriers for surgical applications, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 7, "Acquisitions of Cohesion Corporation"). Cohesion and Collagen entered into various agreements (collectively, the "Intercompany Agreements") which (i) provided for the transfer, effective January 1, 1998, of certain assets and liabilities relating to the businesses previously conducted by Collagen's CTG to Cohesion, and (ii) established contractual arrangements between Collagen and the Company described below under Note 2. The various assets, liabilities, revenues and expenses associated with CTG were allocated to the historical financial statements of Cohesion in a manner consistent with the Intercompany Agreements. Management believes that the consolidated statements of operations include either a reasonable allocation of costs incurred by Collagen, which benefit Cohesion, or a specific identification basis where appropriate.

Principles of Consolidation

        The consolidated financial statements include the accounts of Cohesion and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Cohesion operated in two industry segments through March 2000, focusing on the development and sale of medical devices and orthopedic products. Investments in unconsolidated subsidiaries, and other equity investments in which Cohesion has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

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

Cash Equivalents, Short-term Investments and Other Investments

        Cohesion considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. Short-term investments have remaining maturities less than one year.

        Cohesion invests its excess cash in deposits with major banks and in money market securities of companies with strong credit ratings and from a variety of industries. These securities are typically short-term in nature and, therefore, bear minimal risk. Cohesion has not experienced any credit losses on its money market investments.

        Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998. Unrestricted available-for-sale equity securities are carried at fair value with the unrealized gains and losses, net of tax, included in other comprehensive income. Restricted equity securities are carried at cost or estimated realizable value, if less. The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices.

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

Equity Collar Instruments

        At June 30, 2000, Cohesion held 725,720 shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the "Collars"), to hedge a portion (350,000 shares at June 30, 2000) of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a combination of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other. Therefore, there is no initial cost or cash outflow for these instruments. Cohesion obtained the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock will be at least partially offset by an associated increase in the value of the Collars.

        Realized gains and losses on the Collars are recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, are recorded as an adjustment to other comprehensive income. Fair value of the equity collar instruments are based upon broker quote for similar instruments. Equity collar instruments that do not qualify for hedge accounting or early termination of these instruments would be recognized in other income (expense).

Inventories

        Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market.

        Inventories comprise the following at June 30, 2000 and 1999, respectively (in thousands):


                               JUNE 30,
                          ------------------
                           2000        1999
                          ------      ------
Raw materials ......      $  692      $  158
Work-in-process ....         925         737
Finished goods .....         891          81
                          ------      ------
                          $2,508      $  976

Property and Equipment

        Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment...............     3-7 years
Leasehold improvements................     Term of lease, current
                                           lease expires November
                                           2004

Intangible Assets

        Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired. As of June 30, 2000 and 1999, gross intangible assets were $2,265,000 net of accumulated amortization of $2,016,000 and $1,538,000, respectively. Intangible assets are recorded in other assets in the consolidated balance sheet.

Loans to Officers and Employees

        Principal plus accrued interest due from officers and employees totaled $27,323 and $38,000 at June 30, 2000 and 1999, respectively.

Revenue Recognition

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company is currently evaluating the applicability of SAB 101 to its existing agreements. Should the Company conclude that its approach is different from the approach described in SAB 101, it will change its method of accounting. As amended, SAB 101 must be implemented no later than the quarter ending December 2000. The Company receives payments from customers for product sales and licenses. The license payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

        Product Sales: Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns.

        License Fees: Fees to license distribution rights of the Company's products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved.

Earnings Per Share

        Historical per share data for the year ended June 30, 1998 has not been presented as no common shares were outstanding until June 25, 1998.

        Pro forma share and per share data has been presented below for the year ended June 30, 1998 assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

        Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their market price during the years ended June 30, 2000, 1999 and 1998 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 2000, 1999 and 1998:

                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                         2000       1999       1998
                                                                        -----      -----      -----
                                                                               (IN THOUSANDS)
Basic (weighted average common shares outstanding) ...............      8,756      8,550      8,913
Dilutive effect of stock options .................................        801         85         --
                                                                        -----      -----      -----

Weighted average common shares outstanding, assuming dilution ....      9,557      8,635      8,913
                                                                        =====      =====      =====


Concentration of Credit Risk

        Cohesion sells its intermediate products (Vitrogen, Cell Prime, and Zygen) to various universities and institutions. CoStasis(TM) is sold to U.S. Surgical ("USS") and certain specialty distributors in Europe. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management's expectations. Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion's working capital.

Stock-Based Compensation

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

New Accounting Guidance

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for the Company as of July 1, 2000. The adoption of SFAS 133 is estimated to result in a loss of approximately $130,000, net of tax at June 30, 2000.


2. NEUCOLL, INC.

        In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained $4 million in financing from a third party, $2 million of which was received in February 2000 and the remaining $2 million on March 31, 2000, reducing the Company's ownership from 100% to approximately 60% and 39%, respectively. For the quarter ended March 31, 2000, the Company consolidated NeuColl's operating results in its results of operations and reported the related minority interest benefit of $133,000 for a two-month period. Upon receipt of the second tranch of financing on March 31, 2000, the Company's voting interest in NeuColl decreased below 50%. Accordingly, Neucoll's operations were no longer consolidated from that date forward, and the Company began to report its share of NeuColl's operating results under the equity method of accounting. As of June 30, 2000, the Company's receivable balance from NeuColl was approximately $331,000, with no carrying value assigned to the investment. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. Cohesion entered into a Service

Agreement with NeuColl effective February 1999. Under the terms of the agreement, Cohesion will provide facility and general and administrative services at specified costs through June 2001. Reimbursements from NeuColl totaled approximately $360,000 in fiscal 2000.


3. MARKETING AND DISTRIBUTION AGREEMENT WITH U.S. SURGICAL

        In November 1999, Cohesion entered into a marketing and distribution agreement with USS for CoStasis. The USS territories include the U.S. European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The agreement provides for milestone payments which are payable upon certain events. The Company received $1.25 million in payments from USS in fiscal 2000, of which $0.5 million was recognized as Other Revenue in the statement of operations. The remaining $0.75 million was deferred for recognition in future periods. In accordance with our revenue recognition policy, fees for license distribution rights are recognized over the period of the distribution agreement while milestone payments are recognized when the milestone is achieved.


4. CONTRACTUAL AGREEMENTS WITH MCGHAN MEDICAL

        Cohesion entered into supply, services, research and development, benefits, tax allocation, and distribution agreements with Collagen effective January 1, 1998. Under the terms of the Collagen Supply Agreement, McGhan supplies certain products to Cohesion at a cost based on a defined formula. If such prospective arrangements had been in place during the periods presented, cost of sales would have increased by $48,000 in fiscal 1998. Under the terms of the Recombinant Technology and Development License Agreement, Cohesion and McGhan are collaborating to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. The research and development ("R&D") expenses for fiscal 1998 are based on historical costs. If such prospective arrangements had been in place, R&D expenses, net of reimbursements from Collagen, would have decreased by $1.0 million in fiscal year 1998. Reimbursements for fiscal 2000 and 1999 were approximately $304,000 and $964,000, respectively. Under the Services Agreement, which was effective through June 30, 1999, Cohesion and Collagen provided each other various services as part of the transition. The Benefits Agreement provided for the continuation or replacement of benefits for the employees transferred to Cohesion and employees remaining with Collagen. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date. Under the Vitrogen International Distribution Agreement, which was effective through June 30, 1999, Collagen International, Inc., a subsidiary of Collagen, acted as Cohesion's distributor in Germany for Vitrogen. Under the Collagraft Supply Agreement, McGhan supplies NeuColl with Collagraft product necessary for NeuColl to fulfill its obligations under its agreement with Zimmer, Inc., NeuColl's marketing partner in the United States, at a price that is the greater of a percentage of the NeuColl sales price or a defined multiplier of McGhan's cost.


5. INVESTMENTS IN DEBT SECURITIES

        As of June 30, 2000 and 1999, corporate debt securities were held in various short-term corporate obligations totaling $12,510,000 and $2,526,000, respectively. Available-for-sale debt securities are carried at amortized cost which approximates fair value. During fiscal years 2000, 1999 and 1998, the Company had no sales of its available-for-sale debt securities.


6. INVESTMENTS IN EQUITY SECURITIES

The following is a summary of the aggregate estimated fair value, gross unrealized gains and cost of the Company's investment in equity securities:

                                        JUNE 30,
                                 ----------------------
                                   2000          1999
                                 --------      --------
                                     (IN THOUSANDS)
Cost ......................      $ 14,316      $ 12,482
Gross unrealized gains ....        20,649        46,572
                                 --------      --------
                                   34,965        59,054
Value of equity collars ...         2,198        (3,653)
                                 --------      --------
Estimated fair value ......      $ 37,163      $ 55,401
                                 ========      ========

Equity Collar

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly from August 1998 through May 2001 and will require settlement in cash. At June 30, 2000, 350,000 shares were hedged under these collars. The call options are collateralized by shares of Boston Scientific common stock held by Cohesion.

Impairment of Investment

        At June 30, 1999, the Company determined that its cost basis in Innovasive Devices had incurred other-than-temporary impairment and adjusted the cost basis down to market value. The resulting $1.3 million write-down in cost basis at June 30, 1999, was included in "Impairment of investment " in the accompanying consolidated statements of operations.

Realized Gain on Business Combinations

        In June 2000, the shares of common stock of Innovasive Devices were exchanged for 80,005 shares of Johnson & Johnson common stock as a result of a business combination between the two companies. At time of the exchange, Cohesion realized a gain of $4.4 million, which is included in "Realized gain on investments" in the statement of operations.


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

        Cohesion determined the amounts to be allocated to in-process technology for Cohesion Corporation based on whether technological feasibility had been achieved and whether there was any alternative future use for the technology. Cohesion concluded that the in-process technology had no alternative future use after taking into consideration the potential for both usage of the technology in different products and for resale of the technology. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company's Board of Directors approved a program to cancel the remaining options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company is making this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company. The Company recorded compensation expense of approximately $1.4 million and approximately $3.4 million in fiscal 2000 and 1999, respectively. The Company expects to record an additional $0.4 million of compensation expense to be recognized in fiscal 2001 and an additional $0.1 million of compensation expense to be recognized in fiscal 2002.

        The unaudited pro forma results of operations of Cohesion assuming the acquisitions of Cohesion Corporation shares occurred on July 1, 1996, on the basis described above with all material intercompany transactions eliminated, are as follows (in thousands):


                                                             YEAR ENDED JUNE 30, 1998
                                                             ------------------------
                        Revenue......................             $    2,043
                        Net income...................             $    1,020

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


8. CAPITAL LEASE OBLIGATION

        The Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease has a term of 48 months with a one year extension option or a single cash payment of 20% of the leased amount. Rental payments are based on a monthly equivalent rental payment factor of the amount leased. Equipment and certain investments collateralize the lease.

        The following is a schedule of future minimum lease payments as of June 30, 2000 (in thousands):

                  Fiscal Year       2001             $ 1,035
                                    2002               1,035
                                    2003               1,035
                                    2004                 819
                                                    ---------
                                                       3,924     Total  future minimum lease payments
                                                        (493)    Less: Amount representing interest
                                                    ---------
                                                       3,431     Present value of net minimum lease payments
                                                         792     Current portion of capital lease obligation
                                                    ---------
                                                     $ 2,639     Long term portion of capital lease obligations
                                                    =========


9. COMMITMENTS

Minimum lease payments

        Future minimum lease payments to third parties under noncancelable operating leases at June 30, 2000 are as follows (in thousands):

Fiscal Year 2001 ............................      $  557
Fiscal Year 2002 ............................         557
Fiscal Year 2003 ............................         557
Fiscal Year 2004 ............................         557
Fiscal Year 2005 ............................         233
Thereafter ..................................          --
                                                   ------
          Total minimum lease payments ......      $2,461
                                                   ======

        Rental expense was $654,000, $814,000 and $636,000 in fiscal 2000, 1999 and 1998, respectively.


Short-Term Borrowing Agreement

        The Company has a short-term borrowing arrangement with a securities brokerage firm. The interest rate on the demand loan is based on LIBOR + 1-1/8% and any borrowings would be collateralized by the investment Boston Scientific common stock (see Note 5, "Investment in Equity Securities"). At June 30, 2000, there was no balance outstanding under the arrangement.

10. STOCKHOLDERS' AND PARENT COMPANY EQUITY

Parent Company Equity

        Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the distribution date. Retained earnings has been established thereafter, and includes net income for the Company since August 19, 1998.

Preferred Stock

        Cohesion has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of preferred stock is convertible into one share of common stock at the option of the holder. Additionally, the preferred shares automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933, as amended, in which Cohesion receives at least $10,000,000 in gross proceeds.

        Preferred stockholders are entitled to noncumulative dividends at an annual rate of $0.10 per share. Dividends will be paid only when declared by the Board of Directors out of legally available funds. No dividends have been declared as of June 30, 2000.

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

        At June 30, 2000, the total number of shares of common stock reserved for issuance under The Company's 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan were 1,888,185 shares and 224,300 shares, respectively.

        Stock option activities under Cohesion's Stock Option Plans were as follows:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                                     EXERCISE
                                                                                      PRICE           NUMBER
                                                 NUMBER     OPTION EXERCISE PRICE      PER           OF SHARES
                                               OF SHARES       RANGE PER SHARE        SHARE         EXERCISABLE
                                              ----------      ----------------      ----------      ----------
Outstanding at June 30, 1998 ...........              --                                  --
Granted ................................       2,295,660      $ 2.90 -- $ 8.19       $  4.94
Exercised ..............................         (34,789)       3.59 --   6.42          5.31
Forfeitures or expired .................        (111,283)       2.90 --   7.54          5.07
                                              ----------
Outstanding at June 30, 1999 ...........       2,149,588        3.63 --   8.19          4.92           948,115
                                              ==========
Granted ................................         287,659        5.56 --  13.88          8.54
Exercised ..............................        (727,726)       4.06 --   9.38          5.42
Forfeitures or expired .................        (292,687)       4.06 --  12.06          4.90
                                              ----------
Outstanding at June 30, 2000 ...........       1,416,834      $ 3.63 -- $13.88       $  5.41           636,509
                                              ==========

Available for grant at June 30, 2000 ...         695,651
                                              ==========

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. During fiscal 2000 and 1999, 80,434 shares and 70,790 shares, respectively, were purchased. At June 30, 2000, 98,776 shares were available for future sale under the plan. The average issuance price in fiscal 2000 was $3.33. The Purchase Plan consists of a series of overlapping offering periods of 24 months' duration, with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. Each offering period consists of four consecutive purchase periods of six months' duration. The initial offering period commenced on August 19, 1999 and ended on June 30, 2000; the initial purchase period ended on December 31, 1998. Under the 1998 Purchase Plan, the Company's employees, subject to certain restricts, may purchase shares at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of each offering period or at the end of each purchase period.

Pro Forma Information

    Pro forma information regarding net income (loss) is required by SFAS 123. Prior to fiscal 1999, Cohesion and its subsidiaries had accounted for Cohesion Corporation employee stock options granted subsequent to Cohesion's acquisition of a majority ownership in Cohesion Corporation in May 1996 under fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 2000 and 1999:

                                                                          2000         1999
                                                                         ------       ------
Risk free interest rate ...........................................            6%           6%
Expected volatility factor of the market price of common stock ....        0.598        0.490
Dividend payments .................................................      $  0.00      $  0.00
Weighted average expected life ....................................      3 years      3 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. The pro forma information for 1998 reflects only the Cohesion Corporation subsidiary stock options. Cohesion's pro forma information follows (in thousands):

                                                                         YEARS ENDED JUNE 30,
                                                                ---------------------------------------
                                                                  2000            1999           1998
                                                                ---------      ---------      ---------
Pro forma net income (loss) ..............................      $   8,262      $   5,744      $  (9,590)

Pro forma earnings (loss) per common share - basic (1) ...      $    0.94      $    0.67      $   (1.08)
Pro forma earnings (loss) per common share -- assuming
  dilution (1) ...........................................      $    0.86      $    0.67      $   (1.08)

        (1) Pro forma share and per share data has been presented for fiscal 1998 assuming the distribution of shares of the Company's Common Stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, assuming a one-for-one exchange ratio in the distribution.

    The following table summarizes information about Cohesion's stock options outstanding at June 30, 2000:


                                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                   ---------------------------------------------------------------  ------------------------------
                                                                       WEIGHTED
                                                                        AVERAGE         NUMBER
                                                       WEIGHTED        REMAINING    EXERCISABLE AS     WEIGHTED
                      RANGE OF           NUMBER         AVERAGE       CONTRACTUAL     OF JUNE 30,       AVERAGE
                   EXERCISE PRICES     OUTSTANDING  EXERCISE PRICE       LIFE            2000       EXERCISE PRICE
                   ----------------    -----------  --------------    ------------  --------------  --------------
                   $ 3.63 -- $ 3.63          1,500           $3.63          8.32            620          $3.63
                     4.06 --   4.06        693,172            4.06          8.20        243,572           4.06
                     4.13 --   6.00        421,243            5.23          6.90        245,369           5.16
                     6.16 --  13.88        300,919            8.73          6.25        146,948           6.84
                                           -------                                      -------
                   $ 3.63 -- $13.88      1,416,834            5.41          7.40        636,509           5.13
                                         =========                                      =======

        The weighted-average fair value of options granted during the years ended June 30, 2000 and June 30, 1999 was $5.41 and $1.62 per share, respectively.

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

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $1.4 million and $3.4 million of compensation expense related to these Canceled Options during fiscal 2000 and 1999, respectively. The Company expects to record an additional $0.4 million and $0.1 million of compensation expense with respect to the cash-out of Canceled Options, which will be recognized during fiscal years 2000 and 2001, respectively.

        Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                                       EXERCISE
                                                                                        PRICE             NUMBER
                                                  NUMBER      OPTION EXERCISE PRICE      PER            OF SHARES
                                                 OF SHARES       RANGE PER SHARE        SHARE          EXERCISABLE
                                               ------------     ----------------     ------------      ------------
Outstanding at June 30, 1998 ............           354,204     $ 0.20 -- $ 0.70       $   0.54           354,204
Canceled Options ........................          (354,204)
                                               ------------
Outstanding at June 30, 1999 ............                --                                                    --
                                               ------------
Outstanding at June 30, 2000 ............                --                                                    --
                                               ============

Available for grant at June 30, 2000 ....                --
                                               ============

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


11. SEGMENT AND GEOGRAPHICAL INFORMATION

        The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operated in two segments until it reduced its ownership interest in the NeuColl orthopedics subsidiary during the March 2000 quarter: 1) the surgical business, and 2) an orthopedic business. Both segments reported to the Chief Executive Officer ("CEO") of Cohesion who allocated resources to each segment. The CEO was identified as the Chief Operating Decision Maker as defined by SFAS 131. Currently management does not allocate assets between, or evaluate operating profit or loss of the two segments.

        The following table shows revenue by segment by year (in thousands):

                                YEARS ENDED JUNE 30,
                          ------------------------------
SEGMENT REVENUE            2000        1999        1998
--------------------      ------      ------      ------
Orthopedic .........      $1,176      $1,936      $1,520
Surgical ...........       1,322         658         523
                          ------      ------      ------
                          $2,498      $2,594      $2,043
                          ======      ======      ======


        During fiscal years 2000, 1999 and 1998, Cohesion, through its orthopedic unit NeuColl, realized product sales of $1.0 million, $1.9 million and $1.5 million, respectively. As of March 31, 2000, Cohesion's ownership interest in NeuColl fell below 50%. From that date forward NeuColl's operations were no longer consolidated with the results of the Company.

        Export sales, which are denominated in U.S. dollars and represent substantially all the Company's international sales, represent sales to the Company's customers primarily throughout Europe. The following table displays sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, by year:

                                        YEARS ENDED JUNE 30,
                                    --------------------------
GEOGRAPHIC REVENUE                  2000       1999       1998
------------------------------      ----       ----       ----
United States ................        83%        91%        94%
Other countries ..............        17%         9%         6%
                                    ----       ----       ----
Total sales ..................       100%       100%       100%
                                    ====       ====       ====

12. INCOME TAXES

        Cohesion uses the liability method for income taxes required by SFAS No.
109. The provision was prepared on the basis that Cohesion filed separate tax returns in each year. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion's deferred tax assets and liabilities as of June 30, 2000 and 1999 are presented below (in thousands):


                                                          JUNE 30,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
Deferred tax liabilities:
  Unrealized gain on equity investments .....      $ 11,927       $ 18,985
  Intangible assets .........................            --           (219)
                                                   --------       --------
          Total deferred tax liabilities ....        11,927         18,766
                                                   --------       --------

Deferred tax assets:
  Equity in losses of affiliates ............            --          3,364
  State income taxes ........................           (64)           (50)
  Non-deductible accruals ...................         1,238            771
  Other .....................................           963            247
  Valuation allowance .......................            --         (3,364)
                                                   --------       --------
          Total deferred tax assets .........         2,137            968
                                                   --------       --------
          Net deferred tax liabilities ......      $  9,790       $ 17,798
                                                   ========       ========

        The valuation allowance decreased by $3,364,000 and $17,000 in fiscal 2000 and 1999, respectively. Significant components of the provision (benefit) for income taxes are as follows (in thousands):


                                           YEARS ENDED JUNE 30,
                                    ----------------------------------
                                     2000         1999          1998
                                    -------      -------       -------
Current:
  Federal ....................      $ 1,498      $ 4,015       $(2,875)
  State ......................          309        1,046          (617)
                                    -------      -------       -------
          Total current ......        1,807        5,061        (3,492)
                                    -------      -------       -------
Deferred:
  Federal ....................          593         (913)        1,049
  State ......................          146         (230)          (54)
                                    -------      -------       -------
          Total deferred .....          739       (1,143)          995
                                    -------      -------       -------
                                    $ 2,546      $ 3,918       $(2,497)
                                    =======      =======       =======


        The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                            YEARS ENDED JUNE 30,
                                                                  --------------------------------------
                                                                    2000           1999           1998
                                                                  --------       --------       --------
Income (loss) before income taxes and minority interest ....      $ 11,319       $ 10,119       $(12,064)
                                                                  ========       ========       ========

Expected tax at 35% ........................................      $  3,962       $  3,542       $ (4,222)
State income tax, net of federal benefit ...................           421            518           (618)
In-process research and development ........................            --             --          2,375
Equity in losses of affiliates .............................          (649)          (621)            25
Research credits ...........................................          (220)          (181)            --
Investment gains and losses ................................        (1,005)           525             --
Other ......................................................            37            135            (57)
                                                                  --------       --------       --------
                                                                  $  2,546       $  3,918       $ (2,497)
                                                                  ========       ========       ========

13. COMPREHENSIVE INCOME


                                                                    YEARS ENDED JUNE 30,
                                                           --------------------------------------
                                                             2000           1999           1998
                                                           --------       --------       --------
Unrealized gain on available-for-sale securities ....      $  9,192       $ 15,021       $ 15,764
Less: reclassification adjustment for (gain)
   realized in net income (loss) ....................       (21,947)       (32,546)       (19,000)
                                                           --------       --------       --------
Other comprehensive income (loss) ...................      $(12,755)      $(17,525)      $ (3,236)
                                                           ========       ========       ========


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

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                     June 30        March 31     December 31     September 30
-----------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 2000
Revenue .....................................      $    702       $    849       $    503       $    444
Cost of sales ...............................      $    499       $  1,274       $    899       $    669
Selling, general and administrative .........      $  1,381       $  1,515       $  1,694       $  1,885
Research and development ....................      $  2,856       $  3,422       $  2,915       $  3,245
Compensation expense related to
      cancelled stock options ...............      $    186       $    354       $    442       $    449
Operating loss ..............................      $ (4,220)      $ (5,716)      $ (5,447)      $ (5,804)

Net gain on investments .....................      $  5,231       $  1,511       $ 12,322       $ 12,699
Net income (loss) ...........................      $  2,793       $ (2,257)      $  4,177       $  4,193
Net income (loss) per share - Basic .........      $   0.31       $  (0.25)      $   0.49       $   0.50
Net income (loss) per share - Diluted .......      $   0.28       $  (0.25)      $   0.47       $   0.49

FISCAL 1999
Revenue .....................................      $    942       $    428       $    828       $    396
Cost of sales ...............................      $    991       $    398       $    412       $    183
Selling, general and administrative .........      $  1,909       $  1,712       $  1,531       $  1,689
Research and development ....................      $  4,110       $  3,724       $  3,470       $  3,988
Compensation expense related to
      cancelled stock options ...............      $    439       $    498       $    635       $  1,813
Operating loss ..............................      $ (6,507)      $ (5,904)      $ (5,220)      $ (7,277)

Net gain on investments .....................      $  9,078       $ 13,220       $  4,353       $  9,618
Net income (loss) ...........................      $    891       $  4,385       $   (466)      $  1,391
Net income (loss) per share - Basic .........      $   0.11       $   0.52       $  (0.05)      $   0.16
Net income (loss) per share - Diluted .......      $   0.10       $   0.52       $  (0.05)      $   0.16

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item concerning our directors is incorporated by reference from the information under the caption "Proposal No. 1: Election of Directors" in our Proxy Statement for our 2000 Annual Meeting of Stockholders filed on or about September 28, 2000 (the "Proxy Statement").

        The information required by this item concerning our executive officers is set forth in "Item1 - Business - Executive Officers" of this Form 10-K.

ITEM 11. COMPENSATION

        The information required by this item is incorporated by reference from the information under the caption "Proposal No. 1: Election of Directors - Executive Officer Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the information under the caption "Information Concerning Solicitation and Voting - Share Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information under the caption "Proposal No. 1: Election of Directors - Certain Transactions" in the Proxy Statement.

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


                                       COHESION TECHNOLOGIES, INC.

                                       /s/ David Foster
                                       ------------------------------------
                                       David Foster
                                       Chief Executive Officer, and Director
                                       (Principal Executive Officer and
                                       Principal Financial Officer)



Dated: September 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                                Title                                             Date
----------------------------   -----------------------------------------------          -------------------------------
/s/ David Foster               Chief Executive Officer, and Director                       September 25, 2000
----------------------------   (Principal Executive Officer and
David Foster                   Principal Financial Officer)

/s/ Frank DeLustro, Ph.D.      President, Chief Operating Officer and Director             September 17, 2000
----------------------------
Frank DeLustro, Ph.D.

/s/ Sharon Kokubun             Vice President, Financial Operations                        September 25, 2000
----------------------------   (Principal Accounting Officer)
Sharon Kokubun

/s/ John R. Daniels, M.D.      Director                                                    September 12, 2000
----------------------------
John R. Daniels, M.D.

/s/ Craig T. Davenport         Director                                                    September 25, 2000
----------------------------
Craig T. Davenport

/s/ Reid W. Dennis             Director                                                    September 25, 2000
----------------------------
Reid W. Dennis

                               Director                                                    September __, 2000
----------------------------
Craig W. Johnson, Esq.

/s/ Mark Philip, Ph.D.         Director                                                    September 25, 2000
----------------------------
Mark Philip, Ph.D.

/s/ Robert C. Robbins, M.D.    Director                                                    September 25, 2000
----------------------------
Robert C. Robbins, M.D.

/s/ Thomas M. Prescott         Director                                                    September 14, 2000
----------------------------
Thomas M. Prescott

        EXHIBIT INDEX

  NUMBER     NOTES                          DESCRIPTION
  ------   ---------     -------------------------------------------------------
    2.1    (2)(12)       Separation and Distribution Agreement dated January 1,
                         1998, between the Company and Collagen Corporation

    3.1    (1)           Amended and Restated Certificate of Incorporation of
                         the Company

    3.2                  Amended and Restated Bylaws of the Company

    4.1    (1)           Specimen Stock Certificate

    4.2    (21)          Preferred Shares Rights Agreement between the
                         Registrant and the Bank of New York dated April 21,
                         1999

   10.1    (2)(13)       Collagraft Supply Agreement dated January 1, 1998,
                         between the Company and Collagen Corporation

   10.2    (2)(14)       Collagen Supply Agreement dated January 1, 1998,
                         between the Company and Collagen Corporation

   10.3    (15)          Assignment and License Agreement dated January 1, 1998,
                         between the Company and Collagen Corporation

   10.4    (2)(16)       Recombinant Technology Development and License
                         Agreement dated January 1, 1998, between the Company
                         and Collagen Corporation.

   10.5    (17)          Services Agreement dated January 1, 1998, between the
                         Company and Collagen Corporation

   10.6    (18)          Benefits Agreement dated January 1, 1998, between the
                         Company and Collagen Corporation

   10.7    (19)          Tax Allocation and Indemnity Agreement dated January 1,
                         1998, between the Company and Collagen Corporation

   10.8    (20)          Vitrogen International Distribution Agreement dated
                         January 1, 1998, between the Company and Collagen
                         Corporation.

   10.9    (1)(2)        Letter Agreement dated October 1, 1996 between Collagen
                         Corporation and Genotypes, Inc

   10.10   (1)(11)       Form of Indemnification Agreement between the Company
                         and each of its Officers and Directors

   10.11   (1)(11)       1998 Stock Option Plan

   10.12   (1)(11)       1998 Employee Stock Purchase Plan

   10.13   (1)(11)       1998 Directors' Stock Option Plan

   10.14   (3)           Collaborative Research and Distribution Agreement
                         between Collagen Corporation and Zimmer, Inc. dated as
                         of June 26, 1985

   10.15   (4)           Amendments dated February 16, 1993 and February 18,
                         1993 respectively, to the Product Development and
                         Distribution Agreement dated January 18, 1985 by and
                         between Collagen Corporation and Zimmer, Inc

   10.16   (5)           Lease Agreement dated June 1, 1992 by and between
                         Collagen Corporation and Harbor Investment Partners

   10.17   (6)           Lease Renewal for 2500 Faber Place, Palo Alto, dated
                         December 1, 1992 between Collagen Corporation and
                         Leonard Ely, Shirley Ely, Carl Carlsen and Mary Carlsen

   10.18   (1)(2)        Amended and Restated Research, Lease and Supply
                         Agreement dated as of February 20, 1996 between
                         Collagen Corporation and Pharming B.V

   10.19   (1)(2)        Research and Development Agreement dated October 17,
                         1995 between Collagen Corporation and Innovasive
                         Devices, Inc.

   10.20   (1)(2)        Manufacturing and Supply Agreement dated as of October
                         17, 1995 between Collagen Corporation and Innovasive
                         Devices, Inc.

   10.21   (1)(2)        Distribution Agreement dated as of October 17, 1995
                         between Collagen Corporation and Innovasive Devices,
                         Inc.

   10.22   (7)           Promissory Note between Howard D. Palefsky and the
                         Registrant dated February 20, 1996

   10.23   (8)(11)       Amended and Restated Secured Loan Agreement between
                         Ross R. Erickson


  NUMBER     NOTES                          DESCRIPTION
  ------   ---------     -------------------------------------------------------
                         and Collagen Corporation dated December 31, 1995

   10.24   (9)           Loan Agreement between Collagen Corporation and
                         Cohesion Corporation dated May 24, 1996

   10.25   (10)          Agreement between Howard D. Palefsky and Collagen
                         Corporation dated March 15, 1997

   10.26   (1)(11)       Form of Management Continuity Agreement between certain
                         officers of the Company and Collagen Corporation dated
                         February 7, 1997

   10.27   (1)(2)        Intellectual Property and Production Agreement between
                         Genotypes and Collagen Corporation dated August 15,
                         1996

   10.28   (1)(11)       Secured Loan Agreement between Charles Williams and
                         Cohesion Corporation dated December 15, 1997

   10.29   (22)          License and distributorship agreement between Cohesion
                         Technologies, Inc. and United States Surgical, a
                         division of Tyco Healthcare Group LP dated November 22,
                         1999

   10.30                 First Amendment to the 1998 Stock Option Plan

   23.1                  Consent of Ernst & Young LLP, Independent Auditors

   27.1                  Financial Data Schedule (EDGAR version only)

---------

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

(22) Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the fiscal quarter ended December 31, 1999.