Form 10-Q
period 2000-09-30
COHESION TECHNOLOGIES INC
filed 2000-11-14
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended SEPTEMBER 30, 2000

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from_____________ to _______________.

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
                          COMMON STOCK, $.001 PAR VALUE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO
                                       ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2000, the Registrant had 9,285,096 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

PART I.        Financial Information                                           Page No.
                                                                               --------
Item 1.     Financial Statements:

               Condensed Balance Sheets -
               September 30, 2000 and June 30, 2000                                 3

               Condensed Consolidated Statements of Operations -
               Three months ended September 30, 2000 and 1999                       4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 2000 and 1999                       5

               Notes to Condensed Consolidated Financial Statements               6-9

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                 10-16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             17

PART II.       Other Information

Item 6.     Exhibits and Reports on Form 8-K                                       18

Signatures                                                                         19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           SEPTEMBER 30,    JUNE 30,
                                                               2000           2000*
                                                             --------       --------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...........................      $ 18,452       $ 14,154
  Accounts receivable, net ............................           266             78
  Inventories .........................................         3,342          2,508
  Other current assets ................................         2,867          1,981
                                                             --------       --------
         Total current assets .........................        24,927         18,721

Property and equipment, net ...........................         5,410          5,881
Investment in equity securities .......................        24,680         37,163
Other assets ..........................................         4,006          4,055
                                                             --------       --------

                                                             $ 59,023       $ 65,820
                                                             ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ....................................      $    720       $    920
  Accrued compensation ................................           601            629
  Accrued liabilities .................................         3,889          3,151
  Income taxes payable ................................           681            681
  Current portion of capital lease obligation .........           807            792
                                                             --------       --------
         Total current liabilities ....................         6,698          6,173

Long-term liabilities:

  Obligation under capital lease ......................         2,427          2,639
  Deferred income taxes ...............................         7,955         10,237
                                                             --------       --------
         Total long-term liabilities ..................        10,382         12,876

Stockholders' equity:
  Preferred stock .....................................            --             --
  Common stock ........................................            10             10
  Additional paid-in capital ..........................        20,760         20,571
  Retained earnings ...................................        12,580         14,611
  Accumulated other comprehensive income ..............        10,567         13,553
  Treasury stock, at cost .............................        (1,974)        (1,974)
                                                             --------       --------
         Total stockholders' equity ...................        41,943         46,771
                                                             --------       --------

                                                             $ 59,023       $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                2000            1999
                                                              --------        --------
Revenue:
  Product sales ..........................................    $    754        $    444
  Other revenue ..........................................          38              --
                                                              --------        --------
                                                                   792             444
Costs and expenses:
  Cost of sales, including manufacturing start-up costs....      1,195             669
  Research and development ................................      2,981           3,245
  Selling, general and administrative .....................      1,561           1,885
  Compensation expense related to cancelled stock options..        164             449
                                                              --------        --------
          Total costs and expenses ........................      5,901           6,248
                                                              --------        --------

Loss from operations ......................................     (5,109)         (5,804)

Other income (expense):
  Gain on investments .....................................      1,465          12,699
  Interest income .........................................        387              93
  Interest expense ........................................        (66)             --
                                                              --------        --------

Income (loss) before taxes ................................     (3,323)          6,988
Provision (benefit) for income taxes ......................     (1,163)          2,795
                                                              --------        --------

Income (loss) before cumulative effect of change in
  accounting principle.....................................     (2,160)          4,193
Cumulative effect of change in accounting for
  derivatives, net of tax .................................        129              --
                                                              --------        --------

Net income (loss) .........................................   $ (2,031)       $  4,193
                                                              ========        ========

Income (loss) per common share before cumulative
  effect of accounting change .............................   $  (0.23)       $   0.50

Cumulative effect of accounting change, net of tax ........       0.01              --
                                                              --------        --------

Net income (loss) per common share - basic ................   $  (0.22)       $   0.50
                                                              ========        ========

Net income (loss) per common share - diluted ..............   $  (0.22)       $   0.49
                                                              ========        ========

Weighted average shares outstanding .......................      9,276           8,445
                                                              ========        ========

Weighted average shares outstanding assuming
  dilution ................................................      9,276           8,616
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                            2000            1999
                                                                          --------        --------
Cash flows from operating activities:
  Net income (loss) ...............................................       $ (2,031)       $  4,193

  Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization ................................            678             372
     Cumulative effect of change in accounting principle ..........           (129)             --
     Gains on investments .........................................         (1,465)        (12,699)
     Decrease (increase) in assets:
       Accounts receivable ........................................           (188)            613
       Inventories ................................................           (834)           (173)
       Other ......................................................           (965)            (98)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ............            525          (1,414)
       Income taxes payable .......................................             --           2,265
                                                                          --------        --------
     Net cash used in operating activities ........................         (4,409)         (6,941)

Cash flows from investing activities:
  Proceeds from sale of equity investments ........................          8,021          13,805
  Purchase of investments .........................................             --          (4,205)
  Proceeds (payment) on maturity of equity collars ................            789            (353)
  Expenditures for property and equipment .........................            (93)           (386)
                                                                          --------        --------
     Net cash provided by investing activities ....................          8,717           8,861

Cash flows from financing activities:
  Proceeds from exercise of stock options .........................            186             192
  Payment of capital lease obligation .............................           (196)             --
  Proceeds from sale-leaseback of manufacturing facility ..........             --           4,165
                                                                          --------        --------
     Net cash provided by (used in) financing activities ..........            (10)          4,357

Net increase in cash and cash equivalents .........................          4,298           6,277
Cash and cash equivalents at beginning of period ..................         14,154           4,239
                                                                          --------        --------
Cash and cash equivalents at end of period ........................       $ 18,452        $ 10,516
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The condensed balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended September 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 2000 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of June 30, 2000 has been derived from the audited consolidated financial statements at that date.

        Certain amounts in the financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

Earnings Per Share

        Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if any, if such effect is dilutive. Options that had an exercise price greater than the market price of the Company's common stock during the quarters ended September 30, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average shares for the three months ended September 30, 2000 and 1999:

                                                              SEPTEMBER 30,
                                                             2000        1999
                                                             -----       -----
                                                               (IN THOUSANDS)
           Basic (weighted average common shares
           outstanding) ..............................       9,276       8,445
           Dilutive effect of stock options ..........          --         171
                                                             -----       -----
           Weighted average common shares outstanding,
           assuming dilution .........................       9,276       8,616
                                                             =====       =====

2. INVENTORIES

        Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

        Inventories comprise the following:

                                       SEPTEMBER 30,  JUNE 30,
                                           2000         2000
                                       -------------  --------
                                             (IN THOUSANDS)
Raw materials .....................       $  860       $  692
Work-in-process ...................        1,632          925
Finished goods ....................          850          891
                                          ------       ------
                                          $3,342       $2,508
                                          ======       ======


3. EQUITY INVESTMENTS

        The following is a summary of the aggregate estimated fair value, fair value of equity collars, gross unrealized gains and cost of the Company's investments in equity securities:

                                           SEPTEMBER 30,   JUNE 30,
                                              2000          2000
                                           -------------   --------
                                                 (IN THOUSANDS)
Cost .................................       $ 7,150       $14,316
Gross unrealized gains ...............        14,468        20,649
                                             -------       -------
                                              21,618        34,965
Fair value of equity collars .........         3,062         2,198
                                             -------       -------
Estimated fair value .................       $24,680       $37,163
                                             =======       =======


        The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities are classified as available-for-sale.

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At September 30, 2000, 300,000 shares were hedged under these collars. Shares of Boston Scientific common stock held by the Company collateralize the put and call options.

4. ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARD

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was effective for the Company as of July 1, 2000. The cumulative effect of the change in accounting related to the adoption of SFAS 133 resulted in a decrease to the net loss of approximately $129,000, net of tax, for the three months ended September 30, 2000.

        Under SFAS 133, the Company's costless collar instruments on Boston Scientific stock are considered to be derivatives and are carried on the balance sheet at fair value. The fair value of the collar instruments is determined by broker quotes. The Company has designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) are expected to be effective in offsetting the overall changes in the fair value of the investment when the share price of Boston Scientific is outside the collar band (approximately $22 to $49 per share) resulting in no net impact to earnings. The difference between the intrinsic value and the fair value of the collar is considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings.

5. STOCKHOLDERS' EQUITY

Cohesion Corporation Stock Options

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $0.2 million and $0.4 million of compensation expense related to these canceled options during the three months ended September 30, 2000 and 1999, respectively. The Company expects to record an additional $0.3 million of compensation expense related to these canceled options through 2001.

6. COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three months ended September 30, 2000 and 1999 are as follows:

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                                 (IN THOUSANDS)
                                              2000           1999
                                             -------        -------
Net income (loss) ....................       $(2,031)       $ 4,193

Decrease in unrealized gains
  on securities ......................        (2,986)        (7,556)
                                             -------        -------

Comprehensive loss ...................       $(5,017)       $(3,363)
                                             =======        =======

7. SEGMENT INFORMATION

        The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operated in the following two segments until it reduced its ownership interest in the NeuColl orthopedics subsidiary during the March 2000 quarter: (1) a surgical business segment, and (2) an orthopedic business segment. Both segments reported to the Chief Executive Officer ("CEO") of Cohesion who allocated resources to each business. The CEO was identified as the Chief Operating Decision Maker as defined by SFAS 131. Management did not allocate assets between, or evaluate operating profit or loss of the two segments. As of March 31, 2000, Cohesion's ownership interest in NeuColl fell below 50%. From that date forward NeuColl's operations were no longer consolidated with the results of the Company and the Company has operated in only one segment, the surgical business segment.

        Information on reportable segments for the three months ended September 30, 2000 and 1999 is as follows:

                                                        THREE MONTHS ENDED
                                                        SEPTEMBER 30, 2000
                                                          (IN THOUSANDS)
                                               SURGICAL      ORTHOPEDIC        TOTAL
                                               --------        -------       --------
Revenue ................................       $    792        $    --       $    792
Loss from operations ...................       $ (5,109)       $    --       $ (5,109)
Gain on investments ....................       $  1,465        $    --       $  1,465

Total assets ...........................       $ 59,023        $    --       $ 59,023

                                                        THREE MONTHS ENDED
                                                        SEPTEMBER 30, 1999
                                                          (IN THOUSANDS)
                                               SURGICAL      ORTHOPEDIC         TOTAL
                                               --------        -------        --------
Revenue ................................       $    115        $   329        $    444
Loss from operations ...................       $ (5,225)       $  (579)       $ (5,804)
Gain on investments ....................       $ 12,699        $    --        $ 12,699

Total assets ...........................         66,817        $ 1,363        $ 68,180

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the condensed consolidated financial statements contained herein and notes thereto. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to, the rate of adoption and use by customers of CoStasis, the timing of CoSeal launches in various European countries by our distributors, our success in manufacturing CoStasis and CoSeal, the overall performance of third-party sales representatives, receipt of regulatory approvals including the approvals from the FDA, clinical efficacy of and market demand for our products, the rate of the enrollment in our clinical studies and potential unfavorable publicity regarding us, our products, or the medical device industry, among other matters. In addition, differences in our actual results may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks see "- Additional Factors That Might Affect Future Results of Operations."

        Cohesion was organized in June 1997 as a Delaware corporation and wholly owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation, now known as McGhan Medical since Collagen was acquired by Inamed Corporation. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of its Collagen Technologies Group ("CTG") to Cohesion, including various equity investments. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of Cohesion's common stock for each share of Collagen common stock outstanding.

        Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of open and minimally invasive surgeries. CoStasis(R) Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. In February 2000, we received a CE Mark for CoSeal(TM) Surgical Sealant, our biosealant product candidate designed for sealing vascular grafts. We have recently completed enrollment in our first pivotal clinical trial for CoSeal in the United States and expect to file a pre-market approval application with the FDA in the spring of 2001. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

        Revenues were $792,000 and $444,000 for the three months ended September 30, 2000 and 1999, respectively. Revenues for the current fiscal quarter included product sales of $754,000 as well as $38,000 of contract revenue related to CoStasis for the recognition of milestone payments from our marketing partner. Product sales of $444,000 in the prior year quarter included $329,000 of Collagraft sales. As of March 31, 2000, we no longer consolidated NeuColl's operations, which included Collagraft sales, into our financial results as our ownership interest fell below 50%. The increase in product sales over the prior year is due primarily to CoStasis sales in the United States which commenced in July 2000, including sales of related delivery systems and equipment. Pursuant to our agreement with our marketing partner, U.S. Surgical, our CoStasis product sales include a fixed component as well as, in certain circumstances, a variable component which is comprised of a percentage of the price received by U.S. Surgical for sales of CoStasis to the end-customer. Our CoStasis product sales for the quarter ended September 30, 2000 included sales of CoStasis where we only received the fixed component since U.S. Surgical shipped the product to their end customer at no-charge for demonstration and promotional purposes. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical, our marketing partner. Our business and financial results could be adversely affected in the event a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of product sales was 151% for the three months ended September 30, 2000 and 1999, primarily due to manufacturing startup costs for the CoStasis and CoSeal products, respectively. Currently, we expect to see negative gross margins through at least fiscal year 2001 as we bring our CoSeal product into commercial production.

        Research and development ("R&D") expenses were $3.0 million and $3.2 million for the three months ended September 30, 2000 and 1999, respectively. R&D spending decreased 6% primarily due to lower spending in our orthopedics segment as we no longer consolidate NeuColl's operations into our financial results. Currently, we expect R&D spending in fiscal 2001 to be at similar levels as fiscal 2000.

        Selling, general and administrative ("SG&A") expenses of $1.6 million for the quarter ended September 30, 2000 decreased 16% from $1.9 million during the prior year quarter. SG&A expenses decreased as the prior year quarter included spending for our orthopedics segment, NeuColl, which we no longer consolidate, as well as direct marketing costs for CoStasis. Currently, we expect SG&A expenses to increase in fiscal 2001 due to increased spending in sales and marketing for resources required to support current and future products. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

        During the three months ended September 30, 2000 and 1999, we recorded $0.2 million and $0.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. Currently, we expect to record an additional $0.3 million of compensation expense with respect to the cash-out of canceled options, which will be recognized through 2001.

        Gains on investments were $1.5 million and $12.7 million for the three months ended September 30, 2000 and 1999, respectively. The gains in the current fiscal quarter were primarily from the sale of common stock of Johnson & Johnson and maturities of our equity collar on the shares of Boston Scientific common stock that we own. The timing and number of additional shares of common stock sold will depend on market conditions and our anticipated cash needs.

        Interest income was $387,000 and $93,000 for the three months ended September 30, 2000 and 1999, respectively. The increase is due to higher average cash balances in the current fiscal quarter.

        Interest expense of $66,000 for the three months ended September 30, 2000 was related to the obligation under a capital lease. Interest expense was $0 for the prior year quarter.

        The Company recorded a benefit for income taxes of 35% for the three months ended September 30, 2000 and a provision of 40% for the three months ended September 30, 1999.

        Effective July 1, 2000, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 which resulted in a decrease to the net loss of approximately $129,000, net of tax, for the three months ended September 30, 2000.

SEGMENT INFORMATION

        Historically, we have operated in two segments: (1) our surgical business segment and (2) our orthopedics business segment. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. Our ownership in NeuColl decreased from 100% to below 50% as of March 31, 2000 due to financing received by NeuColl from a third party. Beginning March 31, 2000, we no longer consolidate NeuColl into our financial results and instead, report our share of NeuColl's income or loss under the equity method of accounting. Subsequent to March 31, 2000, we operate in only one segment, our surgical business

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2000, cash and investments were $43.1 million compared to $51.3 million at June 30, 2000. Net cash used in operating activities was $4.4 million for the three months ended September 30, 2000 compared to $6.9 used for the same prior-year period.

        For the three months ended September 30, 2000, cash provided by investing activities of $8.7 million was related to proceeds from the sale of equity investments and the maturity of our equity collars. Currently, we anticipate that capital expenditures will not exceed $2.0 million in fiscal 2001. Net cash used by financing activities for the three months ended September 30, 2000 was approximately $10,000 primarily due to payments of $196,000 for capital lease obligations offset by proceeds of $186,000 from the exercise of incentive stock options.

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

        In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 30, 2000, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the quarter ended September 30, 2000.

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $0.3 million of compensation expense with respect to the cash-out of canceled options through 2001.

        We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through about the next two years. However, during this period and thereafter, we may require additional financing. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which included Collagraft and NeuVisc, a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party, reducing our ownership from 100% to below 50%. Accordingly, NeuColl's operations were no longer consolidated from that date forward and we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2000 and September 30, 2000, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        For a discussion of other risks and uncertainties involving the Company's business, see "Business - Government Regulations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

We have a history of operating losses and anticipate continued operating losses

        Prior to July 1, 1998, our historical results of operations reflect the historical operations of the transferred businesses contributed by Collagen (now McGhan Medical) to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $21.2 million, $24.9 million and $31.5 million in fiscal

2000, 1999 and 1998, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.2 million, $1.9 million, and $1.5 million for the years ended June 30, 2000, 1999, and 1998, respectively, we will no longer reflect those product sales in future financial results as our interest in NeuColl fell below 50% in March 2000. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for, and successfully commercializing and marketing, our products in development, particularly CoSeal Surgical Sealant and developing sales and marketing capabilities for our products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.

We must develop and commercialize our products to generate revenues.

        Except for CoStasis, CoSeal in Europe, and our line of Intermediate Products, all of our products are in research or preclinical or clinical development. We are dependent on the efforts and results from our marketing partner, U.S. Surgical, for the commercialization of CoStasis and for CoSeal in most of the larger European countries. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain CE Marks in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. For example, we have a limited history of CoStasis sales. We cannot reliably predict whether these sales will continue at historical levels or be increased. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson, Tyco Healthcare Group and American Home Products Corporation. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. and Fusion Medical Technologies, Inc. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which are sold in Europe and the Pacific Rim countries by Immuno AG, Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross and Haemacure Corporation. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

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

The market may not accept our products.

        CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal anastomoses and sites of incision, in connection with surgery. There can be no assurance that either of these products will gain significant commercial acceptance among physicians, patients and health care payors, even when and if necessary international and U.S. marketing approvals are obtained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and there can be no assurance that any such recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

We have limited marketing and sales capabilities.

        We currently have limited experience in marketing and selling our products, including those under development, and we do not have a significant marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we develop our own marketing and sales capabilities, our SG&A expenses will increase significantly and we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful. Failure to develop a sales and marketing force or enter into arrangements with other companies will reduce our ability to generate revenues.

We depend on the sale of equity investments to fund operations.

        The market prices of our equity investments are highly volatile. In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific and other investments. We have implemented a "hedge" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering approximately 48% of our Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $22.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

        The primary objective of Cohesion's debt investment portfolio is to preserve principal. Cohesion invests in debt instruments that meet high credit quality standards and limits the amount of credit exposure to any one issue, issuer, or type of instrument. Cohesion also limits the maturity of debt investments to 400 days or less. As of September 30, 2000, Cohesion held approximately $17.8 million of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 as of September 30, 2000. This estimate is based on sensitivity analyses performed on Cohesion's financial positions at September 30, 2000. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

        Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. Shares of Boston Scientific common stock held by Cohesion collateralize the costless collar instruments. The collars hedge 300,000 shares at prices between $22 and $49 and represent approximately 41% of the Boston Scientific stock hedged. As of September 30, 2000, the market value of Boston Scientific common stock was $16.44 per share.


                           FAIR VALUE AT
EQUITY INVESTMENTS       SEPTEMBER 30, 2000
                           (IN THOUSANDS)
                           --------------
Boston Scientific             $11,929
Equity collar on Boston         3,062
Scientific
Pharming Group N.V              9,689
                              -------
    Total portfolio           $24,680

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.

Item 6. Exhibits and Reports on Form 8-K

A.      Exhibits

        Exhibit 27.1 Financial Data Schedule (EDGAR version only)

B.      Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COHESION TECHNOLOGIES, INC.

Dated: November 14, 2000              /s/   Sharon Kokubun
                                      -----------------------------------
                                      Sharon Kokubun
                                      Vice President, Financial Operations
                                      (Principal Accounting Officer)

                           COHESION TECHNOLOGIES, INC.

    FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                INDEX TO EXHIBITS

                                                                                Sequentially
  Exhibit                                                                         Numbered
  Number                                  Exhibit                                   Page
------------------------------------------------------------------------------------------------
   27.1        Financial Data Schedule (EDGAR version only)