Form 10-Q
period 2000-12-31
COHESION TECHNOLOGIES INC
filed 2001-02-14
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended DECEMBER 31, 2000

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 31, 2001, the Registrant had 9,361,797 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX



PART I.        Financial Information                                           Page No.
                                                                               --------
Item 1.     Financial Statements:

               Condensed Balance Sheets -
               December 31, 2000 and June 30, 2000                                  3

               Condensed Consolidated Statements of Operations -
               Three and six months ended December 31, 2000 and 1999                4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended December 31, 2000 and 1999                          5

               Notes to Condensed Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             17



PART II.    Other Information

Item I.     Legal Proceedings                                                      18

Item 4.     Submission of Matters to a Vote of Security Holders                    18

Item 6.     Exhibits and Reports on Form 8-K                                       19

Signatures                                                                         20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                       DECEMBER 31,     JUNE 30,
                                                           2000           2000*
                                                       ------------     --------
                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .......................      $ 15,271       $ 14,154
  Accounts receivable, net ........................           312             78
  Inventories .....................................         3,819          2,508
  Other current assets ............................         1,605          1,981
                                                         --------       --------
         Total current assets .....................        21,007         18,721

Property and equipment, net .......................         5,075          5,881
Investments in equity securities ..................        19,019         37,163
Other assets ......................................         5,535          4,055
                                                         --------       --------

                                                         $ 50,636       $ 65,820
                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................      $  1,128       $    920
  Accrued compensation ............................           568            629
  Accrued liabilities .............................         2,998          2,401
  Deferred revenue ................................           350            150
  Income taxes payable ............................           681            681
  Current portion of capital lease obligation .....           836            792
                                                         --------       --------
         Total current liabilities ................         6,561          5,573

Long-term liabilities:
  Deferred income taxes ...........................         5,712         10,237
  Deferred revenue ................................         1,308            600
  Obligation under capital lease ..................         2,198          2,639


Stockholders' equity:
  Preferred stock .................................            --             --
  Common stock ....................................            10             10
  Additional paid-in capital ......................        20,952         20,571
  Retained earnings ...............................         8,716         14,611
  Accumulated other comprehensive income ..........         7,153         13,553
  Treasury stock, at cost .........................        (1,974)        (1,974)
                                                         --------       --------
         Total stockholders' equity ...............        34,857         46,771
                                                         --------       --------
                                                         $ 50,636       $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                                   ----------------------       -----------------------
                                                                    2000           1999           2000           1999
                                                                   -------       --------       --------       --------
Revenues:
  Product sales .............................................      $   425       $    503       $  1,179       $    947
  Other revenue .............................................           54             --             92             --
                                                                   -------       --------       --------       --------
                                                                       479            503          1,271            947

Costs and expenses:
  Cost of sales, including manufacturing start-up costs .....        1,525            899          2,721          1,568
  Research and development ..................................        2,984          2,915          5,965          6,160
  Selling, general and administrative .......................        1,313          1,694          2,874          3,579
  Compensation expense related to
       cancelled stock options ..............................          103            442            266            891
                                                                   -------       --------       --------       --------
          Total costs and expenses ..........................        5,925          5,950         11,826         12,198
                                                                   -------       --------       --------       --------

Loss from operations ........................................       (5,446)        (5,447)       (10,555)       (11,251)

Other income (expense):
  Gains on investments, net .................................          854         12,322          2,319         25,021
  Interest income ...........................................          351            176            739            269
  Interest expense ..........................................          (63)           (89)          (129)           (89)
                                                                   -------       --------       --------       --------


Income (loss) before provision for income taxes .............       (4,304)         6,962         (7,626)        13,950
Provision (benefit) for income taxes ........................         (438)         2,785         (1,601)         5,580
                                                                   -------       --------       --------       --------

Income (loss) before cumulative effect of change in
  accounting  principle......................................       (3,866)         4,177         (6,025)         8,370
Cumulative effect of change in accounting for
  derivatives, net of tax ...................................           --             --            129             --
                                                                   -------       --------       --------       --------

Net income (loss) ...........................................      $(3,866)      $  4,177       $ (5,896)      $  8,370
                                                                   =======       ========       ========       ========

Income (loss) per common share before cumulative
  effect of accounting change ...............................      $ (0.42)      $   0.49       $  (0.65)      $   0.99

Cumulative effect of accounting change, net of tax ..........           --             --           0.01             --
                                                                   -------       --------       --------       --------

Net income (loss) per common share -- basic .................      $ (0.42)      $   0.49       $  (0.64)      $   0.99
                                                                   =======       ========       ========       ========

Net income (loss) per common share -- diluted ...............      $ (0.42)      $   0.47       $  (0.64)      $   0.95
                                                                   =======       ========       ========       ========

Weighted average shares outstanding .........................        9,288          8,546          9,282          8,469
                                                                   =======       ========       ========       ========

Weighted average shares outstanding assuming
  dilution ..................................................        9,288          8,982          9,282          8,772
                                                                   =======       ========       ========       ========


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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                   -----------------------
                                                                     2000          1999
                                                                   --------       --------
Cash flows from operating activities:
  Net income (loss) ..........................................     $ (5,896)      $  8,370

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Depreciation and amortization ...........................        1,210            752
     Cumulative effect of change in accounting principle .....         (129)            --
     Gain on investments .....................................       (2,319)       (25,021)
     Decrease (increase) in assets:
       Accounts receivable ...................................         (234)           381
       Inventories ...........................................       (1,312)            54
       Other .................................................       (1,354)           455
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other .......        1,797         (1,253)
       Income taxes payable ..................................           --          4,805
                                                                   --------       --------
     Net cash used in operating activities ...................       (8,237)       (11,457)

Cash flows from investing activities:
  Proceeds from sale of equity investments ...................        8,021         12,614
  Purchase of investments ....................................           --         (4,260)
  Proceeds from sale of other investments ....................           --         10,993
  Proceeds (payment) on maturity of equity collars ...........        1,646          2,574
  Proceeds from sale-leaseback of manufacturing facility .....           --          4,188
  Expenditures for property and equipment ....................         (310)          (524)
                                                                   --------       --------

      Net cash provided by investing activities ..............        9,357         25,585
                                                                   --------       --------

Cash flows from financing activities:
  Proceeds from exercise of stock options ....................          393          1,217
  Payment of capital lease obligation ........................         (396)          (416)
                                                                   --------       --------

     Net cash provided by (used in) financing activities .....           (3)           801
                                                                   --------       --------

Net increase in cash and cash equivalents ....................        1,117         14,929
Cash and cash equivalents at beginning of period .............       14,154          4,239
                                                                   --------       --------

Cash and cash equivalents at end of period ...................     $ 15,271       $ 19,168
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The condensed balance sheet at December 31, 2000, the condensed consolidated statements of operations for the three and six months ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended December 31, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at December 31, 2000 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of June 30, 2000 has been derived from the audited consolidated financial statements at that date.

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

        Earnings Per Share

        Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, using the treasury stock method, if such effect is dilutive. Options that had an exercise price greater than the average market price of the Company's common stock during the three and six months ended December 31, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average shares for the three and six months ended December 31, 2000 and 1999:

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,
                                             ------------------     ----------------
                                               2000       1999       2000       1999
                                              -----      -----      -----      -----
Basic (weighted average common
  shares outstanding) ..................      9,288      8,546      9,282      8,469
Dilutive effect of stock options .......         --        436         --        303
                                              -----      -----      -----      -----

Weighted average common shares
  outstanding, assuming dilution .......      9,288      8,982      9,282      8,772
                                              =====      =====      =====      =====

2. INVENTORIES

        Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

        Inventories comprise the following:

                               DECEMBER 31,        JUNE 30,
                                  2000              2000
                               ------------        --------
                                      (IN THOUSANDS)
Raw materials .......            $  902            $  692
Work-in-process .....             1,853               925
Finished goods ......             1,064               891
                                 ------            ------
                                 $3,819            $2,508
                                 ======            ======


3. EQUITY INVESTMENTS

    The following is a summary of the aggregate estimated fair value, fair value of equity collars, gross unrealized gains and cost of the Company's investments in equity securities:


                                     DECEMBER 31,   JUNE 30,
                                        2000         2000
                                     ------------  ---------
                                          (IN THOUSANDS)
Cost ............................      $ 7,150      $14,316
Gross unrealized gains ..........        8,852       20,649
                                       -------      -------
                                        16,002       34,965
Fair value of equity collars ....        3,017        2,198
                                       -------      -------
Estimated fair value ............      $19,019      $37,163
                                       =======      =======



        The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities are classified as available-for-sale.

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At December 31, 2000, 250,000 shares were hedged under these collars. Shares of Boston Scientific common stock held by the Company collateralize the put and call options.

4. ADOPTION OF NEW FINANCIAL ACCOUNTING STANDARD

        In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 was effective for the Company as of July 1, 2000. The cumulative effect of the change in accounting related to the adoption of SFAS 133 resulted in a decrease to the net loss of approximately $129,000, net of tax, at the date of adoption.

        Under SFAS 133, the Company's costless collar instruments on Boston Scientific stock are considered to be derivatives and are carried on the balance sheet at fair value. The fair value of the collar instruments is determined by broker quotes. The Company has designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) are expected to be effective in offsetting the overall changes in the fair value of the investment when the share price of Boston Scientific is outside the collar band (approximately $22 to $49 per share) resulting in no net impact to earnings. The difference between the intrinsic value and the fair value of the collar is considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net.



5. STOCKHOLDERS' EQUITY

        Cohesion Corporation Stock Options

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $ 0.1 million and $ 0.3 million of compensation expense related to these canceled options during the three and six months ended December 31, 2000, respectively. The Company expects to record an additional $ 0.2 million of compensation expense related to these canceled options through 2001.


6. COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three and six months ended December 31, 2000 and 1999 are as follows:

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                            DECEMBER 31,                DECEMBER 31,
                                       ---------------------       -----------------------
                                        2000          1999           2000           1999
                                       -------       -------       --------       --------
Net income (loss) ...............      $(3,866)      $ 4,177       $ (5,896)      $  8,370

Decrease in unrealized gains
  on securities .................       (3,414)       (4,047)        (6,400)       (11,603)
                                       -------       -------       --------       --------

Comprehensive income (loss) .....      $(7,280)      $  (130)      $(12,296)      $ (3,233)
                                       =======       =======       ========       ========


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

        Information on reportable segments for the three and six months ended December 31, 2000 and 1999 is as follows:

                                      THREE MONTHS ENDED                              THREE MONTHS ENDED
                                      DECEMBER 31, 2000                                DECEMBER 31, 1999
                                        (IN THOUSANDS)                                  (IN THOUSANDS)
                             ------------------------------------         -----------------------------------------
                             SURGICAL      ORTHOPEDIC      TOTAL          SURGICAL       ORTHOPEDIC          TOTAL
                             --------      ----------     -------         --------       ----------        --------
Revenue .................    $   479          $--         $   479          $   182          $ 321          $   503
Loss from operations ....    $(5,446)         $--         $(5,446)         $(4,978)         $(469)         $(5,447)


                                        SIX MONTHS ENDED                             SIX MONTHS ENDED
                                       DECEMBER 31, 2000                            DECEMBER 31, 1999
                                         (IN THOUSANDS)                               (IN THOUSANDS)
                             ------------------------------------          -------------------------------------------
                             SURGICAL     ORTHOPEDIC       TOTAL           SURGICAL        ORTHOPEDIC          TOTAL
                             --------     ----------     --------          --------        ----------         --------
Revenue ..................   $  1,270        $--         $  1,270          $    297          $   650          $    947
Loss from operations .....   $(10,554)       $--         $(10,554)         $(10,203)         $(1,048)         $(11,251)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


        The following discussion should be read in conjunction with the condensed consolidated financial statements contained herein and notes thereto. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to, the rate of adoption and use by customers of CoStasis, the timing of CoSeal launches in various European countries by our distributors, our success in manufacturing CoStasis and CoSeal, the order and re-order rates, the competition from other products, the performance of third-party sales representatives, the receipt of regulatory approvals including the approvals from the FDA, the timing of product introductions, the success of scaling up product production, the ability to achieve product revenue targeted or market share, the timing and terms of sales arrangements with other companies, the clinical efficacy of and market demand for our products, the assessment of market size, the rate of the enrollment in our clinical studies and potential unfavorable publicity regarding us, our products, or the medical device industry, among other matters. In addition, these risks also include that Cohesion may not prevail in its lawsuit to protect its patent, the court may rule against Cohesion on the issue of infringement, Cohesion may not be awarded damages and/or permanent injunctive relief, the court could limit Cohesion's ability to enforce it's patent, Cohesion could be served with a counter suit, Cohesion's patent could be declared invalid, litigation is expensive, lengthy and unpredictable and the cost of litigation may be substantially greater than anticipated resolutions of litigation. Such differences in our actual results may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks see "-- Additional Factors That Might Affect Future Results of Operations."

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

        Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of open and minimally invasive surgeries. CoStasis(R) Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, Canada, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. In February 2000, we received a CE Mark for CoSeal(TM) Surgical Sealant, our biosealant product candidate designed for sealing vascular grafts. We have recently completed enrollment in our first pivotal clinical trial for CoSeal in the United States and expect to file a pre-market approval application with the FDA in the spring of 2001. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin.


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

RESULTS OF OPERATIONS

Three and Six Months Ended December 31, 2000 and 1999

        Revenues were $479,000 and $1,271,000 for the three and six months ended December 31, 2000, respectively, compared to $503,000 and $947,000 for the same periods in the prior year. Revenues for the current fiscal quarter included product sales of $425,000 as well as $54,000 of contract revenue related to CoStasis for the recognition of a portion of milestone payments from our marketing partner. Product sales of $503,000 in the prior year quarter included $322,000 of Collagraft sales. As of March 31, 2000, we no longer consolidated NeuColl's operations, which included Collagraft sales, into our financial results as our ownership interest fell below 50%. Excluding NeuColl, the increase in product sales over the prior year is due primarily to CoStasis sales in the United States which commenced in July 2000, including sales of related delivery systems and equipment. Pursuant to our agreement with our marketing partner, U.S. Surgical, our CoStasis product sales include a fixed component as well as, in certain circumstances, a variable component which is comprised of a percentage of the price received by U.S. Surgical for sales of CoStasis to the end-customer. Our CoStasis product sales for the six months ended December 31, 2000 included sales of CoStasis where we only received the fixed component since U.S. Surgical shipped the product to their end customer at no-charge for demonstration and promotional purposes. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical, our marketing partner. Our business and financial results could be adversely affected in the event a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of product sales were 359% and 231% for the three and six months ended December 31, 2000, respectively, compared to 178% and 166% for the same periods in the prior year. This increase was primarily due to manufacturing startup costs for the CoStasis and CoSeal products, respectively. Gross margins continue to reflect a high level of fixed manufacturing costs, and expect to remain negative through at least fiscal year 2001 as CoStasis production improves and we bring our CoSeal product into commercial production.

        Research and development ("R&D") expenses were $3.0 million and $6.0 million for the three and six months ended December 31, 2000, respectively, compared to $2.9 million and $6.1 million for the same periods in the prior fiscal year. Currently, we expect R&D spending in fiscal 2001 to be at similar levels as fiscal 2000.

        Selling, general and administrative ("SG&A") expenses were $1.3 million and $2.9 million during the three and six months ended December 31, 2000, respectively, compared to $1.7 million and $3.6 million for the same periods in the prior year. SG&A expenses decreased as the prior year included spending for our orthopedics segment, NeuColl, which we no longer consolidate, as well as direct marketing costs for CoStasis. Currently, we expect SG&A expenses to increase in fiscal 2001 due to increased spending in sales and marketing and for resources required to support current and future products. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

        During the three and six months ended December 31, 2000, we recorded $0.1 million and $0.3 million of compensation expense, respectively, compared to $0.4 million and $0.9 million for the same periods in the prior year. This compensation expense incurred related to the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. Currently, we expect to record an additional $0.2 million of compensation expense with respect to the cash-out of canceled options, which will be recognized through 2001.

        Gains on investments were $0.9 million and $2.3 million for the three and six months ended December 31, 2000, respectively, compared to $12.3 million and $25.0 million for the same periods in the prior year. The gains in the current fiscal quarter were primarily from the maturities of our equity collar on our shares of Boston Scientific common stock whereas, in the prior periods gains on investments included sales of stock. The timing and number of additional shares of common stock sold will depend on market conditions and our anticipated cash needs.

        Interest income was $351,000 and $739,000 for the three and six months ended December 31, 2000, respectively, compared to $176,000 and $269,000 for the three and six months ended December 31, 1999. The increases are due to higher average cash balances in the current fiscal year.

        Interest expense of $63,000 and $129,000 for the three and six months ended December 31, 2000, respectively, compared to $89,000 and $89,000 for the three and six months ended December 31, 1999, interest expense was related to obligation under a capital lease.

        The Company recorded a benefit for income taxes of 21% for the six months ended December 31, 2000 and a provision of 40% for the six months ended December 31, 1999. The fiscal 2001 benefit for income taxes is reduced from the statutory rate, by the amount of any tax benefits that, based on currently available information, are not expected to be realized.

        Effective July 1, 2000, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 which resulted in a decrease to the net loss of approximately $129,000, net of tax, $(0.01) per share, for the six months ended December 31, 2000.


SEGMENT INFORMATION

        Historically, we have operated in two segments: (1) our surgical business segment and (2) our orthopedics business segment. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. Our ownership in NeuColl decreased from 100% to below 50% as of March 31, 2000 due to financing received by NeuColl from a third party. Beginning March 31, 2000, we no longer consolidate NeuColl into our financial results and instead, report our share of NeuColl's income or loss under the equity method of accounting. Subsequent to March 31, 2000, we operate in only one segment, our surgical business.

LIQUIDITY AND CAPITAL RESOURCES

        At December 31, 2000, cash and investments were $34.3 million compared to $51.3 million at June 30, 2000. Net cash used in operating activities was $8.2 million for the six months ended December 31, 2000 compared to $11.5 million used for the same prior-year period.

        For the six months ended December 31, 2000, cash provided by investing activities of $9.4 million was related to proceeds from the sale of equity investments and the maturity of our equity collars. Currently, we anticipate that capital expenditures will not exceed $1.5 million in fiscal 2001. Net cash used by financing activities for the six months ended December 31, 2000 was approximately $3,000 primarily due to payments of $396,000 for capital lease obligations offset by proceeds of $393,000 from the exercise of incentive stock options.

        Our principal sources of liquidity include our marketable equity investments, cash, and cash equivalents. We anticipate that stock sales will be made from time to time, with the objective of generating cash for, among other things, capital expenditures as well as funding operations. We may defer sales of equity investments for tax planning purposes or other reasons, although decisions concerning prospective stock sales will also be affected by the then-current market price of the common stock. As another source of financing, we may in the future establish a credit facility, although there can be no assurance that a line of credit will be available to us on acceptable terms, if at all.

        In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of December 31, 2000, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the six months ended December 31, 2000.

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $0.2 million of compensation expense with respect to the cash-out of canceled options through 2001.

        We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements for the next two years. However, during this period and thereafter, we may require additional financing. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc, a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party, reducing our ownership from 100% to below 50%. Accordingly, NeuColl's operations were no longer consolidated from that date forward and we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2000 and December 31, 2000, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        For a discussion of other risks and uncertainties involving the Company's business, see "Business -- Government Regulations" in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


We have a history of operating losses and anticipate continued operating losses

        Prior to July 1, 1998, our historical results of operations reflect the historical operations of the transferred businesses contributed by Collagen (now McGhan Medical) to Cohesion. The financial statements, prior to July 1, 1998, may not necessarily reflect the results of operations, financial position and cash flows of the transferred businesses had Cohesion been operated as an independent entity during the periods presented. The transferred businesses incurred operating losses in each of the past five years, including operating losses of $21.2 million, $24.9 million and $31.5 million in fiscal 2000, 1999 and 1998, respectively. Cohesion's operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that such expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.2 million, $1.9 million, and $1.5 million for the years ended June 30, 2000, 1999, and 1998, respectively, we no longer reflect those product sales in our financial results as of March 31, 2000, because our interest in NeuColl fell below 50% at that date. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for, and successfully commercializing and marketing, our products in development, particularly CoSeal(TM) Surgical Sealant in the United States, successful commercialization of CoStasis by our marketing partner, U.S. Surgical, and developing sales and marketing capabilities for our products, both in Europe, the United States and other markets. There can be no assurance that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market products or that we will ever record significant product revenues or achieve operating profitability.


We must develop and commercialize our products to generate revenues.

        Except for CoStasis, CoSeal in Europe, and our line of Intermediate Products, all of our products are in research, preclinical or clinical development. We are dependent on the efforts and results from our marketing partner, U.S. Surgical, for the commercialization of CoStasis in the United States and for CoSeal in most of the larger European countries. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Among other things, potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain CE Marks in Europe, on a timely basis, if at all, or that any PMA application will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. For example, we have a limited history of CoStasis sales. We cannot reliably predict whether these sales will continue at historical levels or be increased. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson and Tyco Healthcare Group. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation and Haemacure Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. (some of which are marketed by Genzyme BioSurgery) and Fusion Medical Technologies, Inc. Furthermore, products manufactured by our competition may infringe upon the patents we have for our products. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which are sold in Europe and the Pacific Rim countries by Immuno AG (a unit of Baxter Healthcare Corporation), Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

        Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing such products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. There can be no assurance that our current competitors or other parties will not succeed in developing alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that would render our technology and products obsolete and uncompetitive. In such an event, our business, financial condition and results of operations would be materially and adversely affected. Competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than Cohesion. Additionally, there can be no assurance that any marketing or other strategic partners that Cohesion may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent Cohesion commences manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on our business, financial condition and results of operations.


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


We depend on the sale of our equity investments to fund operations.

        The market prices of our equity investments are highly volatile. In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific and other investments. We have implemented a "hedge" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar," covering approximately 34% of our Boston Scientific holdings at December 31, 2000. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $22.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Cohesion is exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, Cohesion utilizes derivative financial instruments. Cohesion does not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

        For information regarding interest rate risk refer to the company's annual report on Form 10K under item 7A.

EQUITY SECURITY PRICE RISK

        Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. Shares of Boston Scientific common stock held by Cohesion collateralize the costless collar instruments. The collars hedge 250,000 shares at prices between $22 and $49 and represented approximately 34% of the Boston Scientific stock hedged at December 31, 2000. As of December 31, 2000, the market value of Boston Scientific common stock was $13.69 per share.

                                                   FAIR VALUE AT
EQUITY INVESTMENTS                               DECEMBER 31, 2000
                                                   (IN THOUSANDS)
                                                 -----------------
Boston Scientific                                       $9,933
Equity collar on Boston Scientific                       3,017
Pharming Group N.V.                                      6,069
                                                       -------
     Total portfolio                                   $19,019
                                                       =======

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.


Item I.  Legal Proceedings

         Between August 2000 and January 2001, four actions have been filed in the U.S. District Court for the Northern District of California by the same attorneys. The four actions are Crane v. Collagen Aesthetics et al.; Kerr et al. v. Inamed Corp. et al.; Vaernes v. Inamed Corp. et al.; and Campbell v. Inamed Corp et al. All four actions allege personal injury claims arising out of the development and sale of Trilucent breast implants by an affiliated of Collagen Aesthetics. The implants were principally sold outside the United States, although clinical trials were conducted in the United States. Cohesion had no role in the development or sale of these products. The Crane and Campbell cases are personal injury complaints on behalf of single plaintiffs seeking monetary damages. The Kerr and Vaernes cases are purported class actions seeking "medical monitoring" and monetary damages. The Kerr purported class consists of overseas implant patients, while the Vaernes purported class consists of U.S. patients form the clinical trials.

         Pursuant to the Separation and Distribution Agreement between Collagen and Cohesion, Cohesion has called upon Collagen to indemnify Cohesion with respect to these suits. Collagen has acknowledged its obligation to indemnify Cohesion, and has assumed the defense of Cohesion, with respect to the Crane, Kerr, and Vaernes cases. Collagen has not yet responded as to the Campbell case.

         Cohesion commenced an action in December 2000, Cohesion Technologies, Inc. v. Fusion Technology, Inc., in the U.S. District Court for the Northern District of California. Cohesion alleges that Fusion unlawfully contributes to infringement of Cohesion's U.S. Patent No. 6, 110,484 by selling its product lines. Cohesion's complaint seeks monetary damages and a permanent injunction prohibiting the sale of Fusion's product lines.

Item 4.   Submission of Matters to a Vote of Security Holders

          On October 27, 2000, the Annual Meeting of Stockholders of Cohesion Technologies, Inc. was held in Palo Alto, California.

          The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows:

         1.   To elect seven directors. (votes in thousands):


                                                NO. OF VOTES      NO. OF VOTES
         NAME OF NOMINEE                             FOR            WITHHELD
         ---------------                        ------------      ------------
         John R. Daniels, M.D.                      8,197             582
         Craig T. Davenport                         8,196             583
         Frank A. DeLustro, Ph.D.                   8,086             693
         David J. Foster                            8,197             583
         Mark A. Philip, Ph.D.                      8,197             583
         Thomas M. Prescott                         8,195             585
         Robert C. Robbins, M.D.                    8,194             586


         2. To approve an amendment to the Cohesion Technologies, Inc. 1998 Stock Option Plan that increases the number of shares of the company's common stock authorized for issuance thereunder by 400,000 shares. (7,051,665 votes in favor, 1,677,127 opposed,
              50,252 abstained)

         3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2001. (8,752,337 votes in favor, 12,001 opposed, 14,706 abstained)



Item 6.  Exhibits and Reports on Form 8-K

           A.  Reports on Form 8-K

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                            COHESION TECHNOLOGIES, INC.



Dated: February 13, 2001                    /s/   Sharon Kokubun
                                            ------------------------------------
                                            Sharon Kokubun
                                            Vice President, Financial Operations
                                            (Principal Accounting Officer)