Form 10-Q/A
period 2000-12-31
COHESION TECHNOLOGIES INC
filed 2001-04-24
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1



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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of the its Quarterly Report on Form 10-Q for the quarter ended December 31, 2000 (the "Original Filing"), as set forth below.

The Registrant is amending Item 1. and Item 2. to restate its financial position and operating results to revise the accounting for maturities of its costless collar instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." For the three and six months ended December 31, 2000 the restatement results in a $857,000 and $1,646,000 reduction in gains on investments, net, respectively, and related adjustments to the benefit for income taxes in both periods. At December 31, 2000, the restatement results in an increase to accumulated other comprehensive income of $1,646,000.

This report continues to speak as of the date of the Original Filing and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing.

                           COHESION TECHNOLOGIES, INC.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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



PART II. Other Information
--------------------------
Item I. Legal Proceedings                                                     18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 6. Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    DECEMBER 31,     JUNE 30,
                                                                       2000           2000*
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ...................................      $ 15,271       $ 14,154
  Accounts receivable, net ....................................           312             78
  Inventories .................................................         3,819          2,508
  Other current assets ........................................         1,951          1,981
                                                                     --------       --------
         Total current assets .................................        21,353         18,721

Property and equipment, net ...................................         5,075          5,881
Investments in equity securities ..............................        19,019         37,163
Other assets ..................................................         5,535          4,055
                                                                     --------       --------
                                                                     $ 50,982       $ 65,820
                                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................      $  1,128       $    920
  Accrued compensation ........................................           568            629
  Accrued liabilities .........................................         2,998          2,401
  Deferred revenue ............................................           350            150
  Income taxes payable ........................................           681            681
  Current portion of capital lease obligation .................           836            792
                                                                     --------       --------
         Total current liabilities ............................         6,561          5,573

Long-term liabilities:
  Deferred income taxes .......................................         5,712         10,237
  Deferred revenue ............................................         1,308            600
  Obligation under capital lease ..............................         2,198          2,639

Stockholders' equity:
  Preferred stock .............................................            --             --
  Common stock ................................................            10             10
  Additional paid-in capital ..................................        20,952         20,571
  Retained earnings ...........................................         7,416         14,611
  Accumulated other comprehensive income ......................         8,799         13,553
  Treasury stock, at cost .....................................        (1,974)        (1,974)
                                                                     --------       --------
         Total stockholders' equity ...........................        35,203         46,771
                                                                     --------       --------
                                                                     $ 50,982       $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                                  ----------------------       -----------------------
                                                                   2000           1999           2000           1999
                                                                  -------       --------       --------       --------
Revenues:
  Product sales ............................................      $   425       $    503       $  1,179       $    947
  Other revenue ............................................           54             --             92             --
                                                                  -------       --------       --------       --------
                                                                      479            503          1,271            947

Costs and expenses:
  Cost of sales, including manufacturing start-up costs ....        1,525            899          2,721          1,568
  Research and development .................................        2,984          2,915          5,965          6,160
  Selling, general and administrative ......................        1,313          1,694          2,874          3,579
  Compensation expense related to
       cancelled stock options .............................          103            442            266            891
                                                                  -------       --------       --------       --------
          Total costs and expenses .........................        5,925          5,950         11,826         12,198
                                                                  -------       --------       --------       --------

Loss from operations .......................................       (5,446)        (5,447)       (10,555)       (11,251)

Other income (expense):
  Gains (losses) on investments, net .......................           (3)        12,322            673         25,021
  Interest income ..........................................          351            176            739            269
  Interest expense .........................................          (63)           (89)          (129)           (89)
                                                                  -------       --------       --------       --------

Income (loss) before provision for income taxes ............       (5,161)         6,962         (9,272)        13,950
Provision (benefit) for income taxes .......................         (508)         2,785         (1,947)         5,580
                                                                  -------       --------       --------       --------

Income (loss) before cumulative effect of change in
  accounting principle .....................................       (4,653)         4,177         (7,325)         8,370
Cumulative effect of change in accounting for
  derivatives, net of tax ..................................           --             --            129             --
                                                                  -------       --------       --------       --------

Net income (loss) ..........................................      $(4,653)      $  4,177       $ (7,196)      $  8,370
                                                                  =======       ========       ========       ========

Income (loss) per common share before cumulative
  effect of accounting change ..............................      $ (0.50)      $   0.49       $  (0.79)      $   0.99

Cumulative effect of accounting change, net of tax .........           --             --           0.01             --
                                                                  -------       --------       --------       --------

Net income (loss) per common share -- basic ................      $ (0.50)      $   0.49       $  (0.78)      $   0.99
                                                                  =======       ========       ========       ========

Net income (loss) per common share -- diluted ..............      $ (0.50)      $   0.47       $  (0.78)      $   0.95
                                                                  =======       ========       ========       ========

Weighted average shares outstanding ........................        9,288          8,546          9,282          8,469
                                                                  =======       ========       ========       ========

Weighted average shares outstanding assuming
  dilution .................................................        9,288          8,982          9,282          8,772
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                         DECEMBER 31,
                                                                     2000           1999
                                                                   --------       --------
Cash flows from operating activities:
  Net income (loss) .........................................      $ (7,196)      $  8,370

  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization ..........................         1,210            752
     Cumulative effect of change in accounting principle ....          (129)            --
     Gain on investments ....................................          (673)       (25,021)
     Decrease (increase) in assets:
       Accounts receivable ..................................          (234)           381
       Inventories ..........................................        (1,312)            54
       Other ................................................        (1,700)           455
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ......         1,797         (1,253)
       Income taxes payable .................................            --          4,805
                                                                   --------       --------
     Net cash used in operating activities ..................        (8,237)       (11,457)

Cash flows from investing activities:
  Proceeds from sale of equity investments ..................         8,021         12,614
  Purchase of investments ...................................            --         (4,260)
  Proceeds from sale of other investments ...................            --         10,993
  Proceeds (payment) on maturity of equity collars ..........         1,646          2,574
  Proceeds from sale-leaseback of manufacturing facility ....            --          4,188
  Expenditures for property and equipment ...................          (310)          (524)
                                                                   --------       --------
      Net cash provided by investing activities .............         9,357         25,585
                                                                   --------       --------

Cash flows from financing activities:
  Proceeds from exercise of stock options ...................           393          1,217
  Payment of capital lease obligation .......................          (396)          (416)
                                                                   --------       --------
     Net cash provided by (used in) financing activities ....            (3)           801
                                                                   --------       --------

Net increase in cash and cash equivalents ...................         1,117         14,929
Cash and cash equivalents at beginning of period ............        14,154          4,239
                                                                   --------       --------

Cash and cash equivalents at end of period ..................      $ 15,271       $ 19,168
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

        The Company has restated these financial statements to revise the accounting for maturities of its costless collar instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." For the three and six months ended December 31, 2000, the restatement results in a $857,000 and $1,646,000 reduction in gains on investments, net, respectively, and a related adjustment to the benefit for income taxes. At December 31, 2000, the restatement results in an increase to accumulated other comprehensive income of $1,646,000.

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

                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                               DECEMBER 31,          DECEMBER 31,
                                           ------------------     ----------------
                                             2000       1999       2000       1999
                                            -----      -----      -----      -----
Basic (weighted average common
  shares outstanding) ................      9,288      8,546      9,282      8,469
Dilutive effect of stock options .....         --        436         --        303
                                            -----      -----      -----      -----
Weighted average common shares
  outstanding, assuming dilution .....      9,288      8,982      9,282      8,772
                                            =====      =====      =====      =====

2. INVENTORIES

        Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

        Inventories comprise the following:

                                     DECEMBER 31,    JUNE 30,
                                        2000           2000
                                     -----------     --------
                                          (IN THOUSANDS)
Raw materials ................         $  902         $  692
Work-in-process ..............          1,853            925
Finished goods ...............          1,064            891
                                       ------         ------
                                       $3,819         $2,508
                                       ======         ======

3. EQUITY INVESTMENTS

        The following is a summary of the aggregate estimated fair value, fair value of equity collars, gross unrealized gains and cost of the Company's investments in equity securities:


                                          DECEMBER 31,     JUNE 30,
                                             2000            2000
                                          -----------      --------
                                               (IN THOUSANDS)
Cost ..............................         $ 7,150         $14,316
Gross unrealized gains ............           8,852          20,649
                                            -------         -------
                                             16,002          34,965
Fair value of equity collars ......           3,017           2,198
                                            -------         -------
Estimated fair value ..............         $19,019         $37,163
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

        Under SFAS 133, the Company's costless collar instruments on Boston Scientific stock are considered to be derivatives and are carried on the balance sheet at fair value. The fair value of the collar instruments is determined by broker quotes. The Company has designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) are expected to be effective in offsetting the overall changes in the fair value of the investment when the share price of Boston Scientific is outside the collar band (approximately $22 to $49 per share) resulting in no net impact to earnings. The difference between the intrinsic value and the fair value of the collar is considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net. Gains or losses on the collar instruments will be recognized as gains on investments, net when the underlying hedged asset is sold. Until the underlying hedged asset is sold, these gains and losses are deferred and recorded as accumulated other comprehensive income.



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


6. COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three and six months ended December 31, 2000 and 1999 are as follows:

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            DECEMBER 31,                        DECEMBER 31,
                                                      ------------------------          --------------------------
                                                        2000             1999             2000              1999
                                                      -------          -------          --------          --------
Net income (loss) ...........................         $(4,653)         $ 4,177          $ (7,196)         $  8,370

Decrease in unrealized gains
  on securities .............................          (3,414)          (4,047)           (5,887)          (11,603)

Adjustment of Boston Scientific stock
  carrying amount for fair value hedge ......             857               --             1,646                --

Adjustment for gains recognized in the
  income statement for the period ...........              --               --              (513)               --
                                                      -------          -------          --------          --------

Comprehensive income (loss) .................         $(7,210)         $   130          $(11,950)         $ (3,233)
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

        Information on reportable segments for the three and six months ended December 31, 2000 and 1999 is as follows:

                                      THREE MONTHS ENDED                      THREE MONTHS ENDED
                                      DECEMBER 31, 2000                       DECEMBER 31, 1999
                                        (IN THOUSANDS)                          (IN THOUSANDS)
                               --------------------------------      ------------------------------------
                               SURGICAL    ORTHOPEDIC    TOTAL       SURGICAL     ORTHOPEDIC       TOTAL
                               --------    ----------   -------      --------     ----------      -------
Revenue ..................      $   479      $  --      $   479       $   182       $   321       $   503
Loss from operations .....      $(5,446)     $  --      $(5,446)      $(4,978)      $  (469)      $(5,447)


                                         SIX MONTHS ENDED                         SIX MONTHS ENDED
                                        DECEMBER 31, 2000                        DECEMBER 31, 1999
                                          (IN THOUSANDS)                           (IN THOUSANDS)
                                ----------------------------------      --------------------------------------
                                SURGICAL    ORTHOPEDIC     TOTAL        SURGICAL      ORTHOPEDIC       TOTAL
                                --------    ----------   ---------      --------      ----------      --------
Revenue ..................      $  1,271       $  --     $  1,271       $    297       $    650       $    947
Loss from operations .....      $(10,555)      $  --     $(10,555)      $(10,203)      $ (1,048)      $(11,251)

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

        Gains on investments were zero and $0.7 million for the three and six months ended December 31, 2000, respectively, compared to $12.3 million and $25.0 million for the same periods in the prior year. The gains were primarily derived from the sales of equity securities during the period. The timing and number of additional shares of common stock sold will depend on market conditions and our anticipated cash needs.

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

                                                FAIR VALUE AT
                                              DECEMBER 31, 2000
EQUITY INVESTMENTS                              (IN THOUSANDS)
---------------------------------------- --------------------------
Boston Scientific                                          $ 9,933
Equity collar on Boston Scientific                           3,017
Pharming Group N.V.                                          6,069
                                                           -------
     Total portfolio                                       $19,019
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

        Cohesion commenced an action in December 2000, Cohesion Technologies, Inc. v. Fusion Technology, Inc., in the U.S. District Court, Northern District of California. Cohesion alleges that Fusion unlawfully contributes to infringement of Cohesion's U.S. Patent No. 6, 110,484 by selling its product lines. Cohesion's complaint seeks monetary damages and a permanent injunction prohibiting the sale of Fusion's product lines.

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




                                       COHESION TECHNOLOGIES, INC.



Dated: April 24, 2001                      /s/   Sharon Kokubun
                                       -----------------------------------------
                                       Sharon Kokubun
                                       Vice President, Financial Operations
                                       (Principal Accounting Officer)