Form 10-Q/A
period 2000-09-30
COHESION TECHNOLOGIES INC
filed 2001-04-25
CIK 1059574

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

        For the transition period from_____________ to_______________

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

The Registrant hereby amends the following items, financial statements, exhibits or other portions of the its Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 ("the Original Filing"), as set forth below.

The Registrant is amending Item 1. and Item 2. to restate its financial position and operating results to revise the accounting for maturities of its costless collar instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." For the three months ended September 30, 2000 the restatement results in a $789,000 reduction in gains on investments, net, and related adjustments to the benefit for income taxes in this period. At September 30, 2000, the restatement results in an increase to accumulated other comprehensive income of $789,000.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       SEPTEMBER 30,      JUNE 30,
                                                                           2000             2000*
                                                                       ------------       --------
                                                                       (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .....................................        $ 18,452         $ 14,154
  Accounts receivable, net ......................................             266               78
  Inventories ...................................................           3,342            2,508
  Other current assets ..........................................           3,143            1,981
                                                                         --------         --------
         Total current assets ...................................          25,203           18,721

Property and equipment, net .....................................           5,410            5,881
Investment in equity securities .................................          24,680           37,163
Other assets ....................................................           4,006            4,055
                                                                         --------         --------

                                                                         $ 59,299         $ 65,820
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................        $    720         $    920
  Accrued compensation ..........................................             601              629
  Accrued liabilities ...........................................           3,889            3,151
  Income taxes payable ..........................................             681              681
  Current portion of capital lease obligation ...................             807              792
                                                                         --------         --------
         Total current liabilities ..............................           6,698            6,173

Long-term liabilities:
  Obligation under capital lease ................................           2,427            2,639
  Deferred income taxes .........................................           7,955           10,237
                                                                         --------         --------
         Total long-term liabilities ............................          10,382           12,876

Stockholders' equity:
  Preferred stock ...............................................              --               --
  Common stock ..................................................              10               10
  Additional paid-in capital ....................................          20,760           20,571
  Retained earnings .............................................          12,067           14,611
  Accumulated other comprehensive income ........................          11,356           13,553
  Treasury stock, at cost .......................................          (1,974)          (1,974)
                                                                         --------         --------
         Total stockholders' equity .............................          42,219           46,771
                                                                         --------         --------

                                                                         $ 59,299         $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          2000             1999
                                                                         -------         --------
Revenue:
  Product sales .................................................        $   754         $    444
  Other revenue .................................................             38               --
                                                                         -------         --------
                                                                             792              444
Costs and expenses:
  Cost of sales, including manufacturing start-up costs .........          1,195              669
  Research and development ......................................          2,981            3,245
  Selling, general and administrative ...........................          1,561            1,885
  Compensation expense related to cancelled stock options .......            164              449
                                                                         -------         --------
          Total costs and expenses ..............................          5,901            6,248
                                                                         -------         --------

Loss from operations ............................................         (5,109)          (5,804)

Other income (expense):
  Gain on investments ...........................................            676           12,699
  Interest income ...............................................            387               93
  Interest expense ..............................................            (66)              --
                                                                         -------         --------

Income (loss) before taxes ......................................         (4,112)           6,988
Provision (benefit) for income taxes ............................         (1,439)           2,795
                                                                         -------         --------

Income (loss) before cumulative effect of change in
  accounting principle ..........................................         (2,673)           4,193
Cumulative effect of change in accounting for
  derivatives, net of tax .......................................            129               --
                                                                         -------         --------

Net income (loss) ...............................................        $(2,544)        $  4,193
                                                                         =======         ========

Income (loss) per common share before cumulative
  effect of accounting change ...................................        $ (0.28)        $   0.50

Cumulative effect of accounting change, net of tax ..............           0.01               --
                                                                         -------         --------

Net income (loss) per common share -- basic .....................        $ (0.27)        $   0.50
                                                                         =======         ========

Net income (loss) per common share -- diluted ...................        $ (0.27)        $   0.49
                                                                         =======         ========

Weighted average shares outstanding .............................          9,276            8,445
                                                                         =======         ========

Weighted average shares outstanding assuming
  dilution ......................................................          9,276            8,616
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                           2000             1999
                                                                         --------         --------
Cash flows from operating activities:
  Net income (loss) .............................................        $ (2,544)        $  4,193

  Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
     Depreciation and amortization ..............................             678              372
     Cumulative effect of change in accounting principle ........            (129)              --
     Gains on investments .......................................            (676)         (12,699)
     Decrease (increase) in assets:
       Accounts receivable ......................................            (188)             613
       Inventories ..............................................            (834)            (173)
       Other ....................................................          (1,241)             (98)
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ..........             525           (1,414)
       Income taxes payable .....................................              --            2,265
                                                                         --------         --------
     Net cash used in operating activities ......................          (4,409)          (6,941)

Cash flows from investing activities:
  Proceeds from sale of equity investments ......................           8,021           13,805
  Purchase of investments .......................................              --           (4,205)
  Proceeds (payment) on maturity of equity collars ..............             789             (353)
  Expenditures for property and equipment .......................             (93)            (386)
                                                                         --------         --------
     Net cash provided by investing activities ..................           8,717            8,861

Cash flows from financing activities:
  Proceeds from exercise of stock options .......................             186              192
  Payment of capital lease obligation ...........................            (196)              --
  Proceeds from sale-leaseback of manufacturing facility ........              --            4,165
                                                                         --------         --------
     Net cash provided by (used in) financing activities ........             (10)           4,357

Net increase in cash and cash equivalents .......................           4,298            6,277
Cash and cash equivalents at beginning of period ................          14,154            4,239
                                                                         --------         --------
Cash and cash equivalents at end of period ......................        $ 18,452         $ 10,516
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

        The Company has restated these financial statements to revise the accounting for maturities of its costless collar instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." For the three months ended September 30, 2000, the restatement results in a $789,000 reduction in gains on investments, net, and a related adjustment to the benefit for income taxes. At September 30, 2000, the restatement results in an increase to accumulated other comprehensive income of $789,000.

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

                                                            SEPTEMBER 30,
                                                          2000         1999
                                                          -----        -----
                                                            (IN THOUSANDS)
Basic (weighted average common shares
outstanding) .....................................        9,276        8,445
Dilutive effect of stock options .................           --          171
                                                          -----        -----
Weighted average common shares outstanding,
assuming dilution ................................        9,276        8,616
                                                          =====        =====

2. INVENTORIES

        Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

   Inventories comprise the following:

                              SEPTEMBER 30,    JUNE 30,
                                       2000        2000
                              -------------    --------
                                    (IN THOUSANDS)
Raw materials ...........            $  860      $  692
Work-in-process .........             1,632         925
Finished goods ..........               850         891
                                     ------      ------
                                     $3,342      $2,508
                                     ======      ======


3. EQUITY INVESTMENTS

        The following is a summary of the aggregate estimated fair value, fair value of equity collars, gross unrealized gains and cost of the Company's investments in equity securities:


                                        SEPTEMBER 30,   JUNE 30,
                                                 2000       2000
                                        ------------    --------
                                               (IN THOUSANDS)
Cost ..............................          $ 7,150     $14,316
Gross unrealized gains ............           14,468      20,649
                                             -------     -------
                                              21,618      34,965
Fair value of equity collars ......            3,062       2,198
                                             -------     -------
Estimated fair value ..............          $24,680     $37,163
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

        Under SFAS 133, the Company's costless collar instruments on Boston Scientific stock are considered to be derivatives and are carried on the balance sheet at fair value. The fair value of the collar instruments is determined by broker quotes. The Company has designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) are expected to be effective in offsetting the overall changes in the fair value of the investment when the share price of Boston Scientific is outside the collar band (approximately $22 to $49 per share) resulting in no net impact to earnings. The difference between the intrinsic value and the fair value of the collar is considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings. Gains or losses from the collar instruments will be recognized as gains on investments, net when the underlying hedged asset is sold. Until the underlying hedged asset is sold, these gains or losses are deferred and recorded as accumulated other comprehensive income.



5. STOCKHOLDERS' EQUITY

   Cohesion Corporation Stock Options

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $ 0.2 million and $ 0.4 million of compensation expense related to these canceled options during the three months ended September 30, 2000 and 1999, respectively. The Company expects to record an additional $ 0.3 million of compensation expense related to these canceled options through 2001.


6. COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three months ended September 30, 2000 and 1999 are as follows:

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                         (IN THOUSANDS)

                                                      2000            1999
                                                     -------         -------
Net income (loss) ...........................        $(2,544)        $ 4,193

Decrease in unrealized gains
  on securities .............................         (2,473)         (7,556)

Adjustment of hedged item carrying
  amount for fair value hedge ...............            789              --

Adjustment for gains recognized
    during the period .......................           (513)             --
                                                     -------         -------

Comprehensive loss ..........................        $(4,741)        $(3,363)
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

        Information on reportable segments for the three months ended September 30, 2000 and 1999 is as follows:

                                               THREE MONTHS ENDED
                                               SEPTEMBER 30, 2000
                                                 (IN THOUSANDS)

                                      SURGICAL      ORTHOPEDIC      TOTAL
                                      --------      ----------     --------
Revenue ......................        $    792         $ --        $    792
Loss from operations .........        $ (5,109)        $ --        $ (5,109)
Gain on investments ..........        $    676         $ --        $    676

Total assets .................        $ 59,299         $ --        $ 59,299

                                                THREE MONTHS ENDED
                                                SEPTEMBER 30, 1999
                                                  (IN THOUSANDS)

                                      SURGICAL       ORTHOPEDIC         TOTAL
                                      --------       ----------        --------
Revenue ......................        $    115         $   329         $    444
Loss from operations .........        $ (5,225)        $  (579)        $ (5,804)
Gain on investments ..........        $ 12,699         $    --         $ 12,699

Total assets .................          66,817         $ 1,363         $ 68,180

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

        Selling, general and administrative ("SG&A") expenses of $1.6 million for the quarter ended September 30, 2000 decreased 16% from $1.9 million during the prior year quarter. SG&A expenses decreased as the prior year quarter included spending for our orthopedics segment, NeuColl, which we no longer consolidate, as well as direct marketing costs for CoStatsis. Currently, we expect SG&A expenses to increase in fiscal 2001 due to increased spending in sales and marketing for resources required to support current and future products. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

        During the three months ended September 30, 2000 and 1999, we recorded $
0.2 million and $ 0.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. Currently, we expect to record an additional $ 0.3 million of compensation expense with respect to the cash-out of canceled options, which will be recognized through 2001.

        Gains on investments were $0.7 million and $12.7 million for the three months ended September 30, 2000 and 1999, respectively. The gains in the current fiscal quarter were primarily from the sale of common stock of Johnson & Johnson. The timing and number of additional shares of common stock sold will depend on market conditions and our anticipated cash needs.

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

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $ 0.3 million of compensation expense with respect to the cash-out of canceled options through 2001.

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

                                      FAIR VALUE AT
                                 SEPTEMBER 30, 2000
EQUITY INVESTMENTS                    (IN THOUSANDS)
------------------               -------------------
Boston Scientific                          $11,929
Equity collar on Boston
  Scientific                                 3,062
Pharming Group N.V                           9,689
                                           -------
    Total portfolio                        $24,680
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

                           COHESION TECHNOLOGIES, INC.

    FORM 10-Q QUARTERLY REPORT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000


                                INDEX TO EXHIBITS

Exhibit                                                           Sequentially
Number                        Exhibit                             Numbered Page
-------                       -------                             -------------
 27.1      Financial Data Schedule (EDGAR version only)