Form 10-Q
period 2001-03-31
COHESION TECHNOLOGIES INC
filed 2001-05-15
CIK 1059574

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended MARCH 31, 2001

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_______ to ________

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

As of April 30, 2001, the Registrant had 9,366,301 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.        Financial Information

Item 1.     Financial Statements:

               Condensed Balance Sheets -
               March 31, 2001 and June 30, 2000                                     3

               Condensed Consolidated Statements of Operations -
               Three and nine months ended March 31, 2001 and 2000                  4

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended March 31, 2001 and 2000                            5

               Notes to Condensed Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                   10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk             17



PART II.       Other Information

Item 6.     Exhibits and Reports on Form 8-K                                       18

Signatures                                                                         19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             MARCH 31,            JUNE 30,
                                                                               2001                2000*
                                                                             --------             --------
                                                                           (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents .....................................            $ 11,824             $ 14,154
  Accounts receivable, net ......................................                 504                   78
  Inventories ...................................................               3,720                2,508
  Other current assets ..........................................               1,491                1,981
                                                                             --------             --------
         Total current assets ...................................              17,539               18,721

Property and equipment, net .....................................               4,889                5,881
Investments in equity securities ................................              21,478               37,163
Other assets ....................................................               7,688                4,055
                                                                             --------             --------

                                                                             $ 51,594             $ 65,820
                                                                             ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................            $    704             $    920
  Accrued compensation ..........................................                 646                  629
  Accrued liabilities ...........................................               2,957                2,401
  Deferred revenue ..............................................                 350                  150
  Income taxes payable ..........................................                 681                  681
  Current portion of capital lease obligation ...................                 852                  792
                                                                             --------             --------
         Total current liabilities ..............................               6,190                5,573

Long-term liabilities:
  Deferred income taxes .........................................               6,677               10,237
  Deferred revenue ..............................................               1,221                  600
  Obligation under capital lease ................................               1,979                2,639


Stockholders' equity:
  Preferred stock ...............................................                  --                   --
  Common stock ..................................................                  10                   10
  Additional paid-in capital ....................................              21,082               20,571
  Retained earnings .............................................               4,404               14,611
  Accumulated other comprehensive income ........................              12,005               13,553
  Treasury stock, at cost .......................................              (1,974)              (1,974)
                                                                             --------             --------
         Total stockholders' equity .............................              35,527               46,771
                                                                             --------             --------

                                                                             $ 51,594             $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                              MARCH 31,                        MARCH 31,
                                                                       -----------------------         -------------------------
                                                                        2001            2000             2001             2000
                                                                       -------         -------         --------         --------
Revenues:
  Product sales ...............................................        $   722         $   849         $  1,901         $  1,796
  Other revenue ...............................................             87              --              179               --
                                                                       -------         -------         --------         --------
                                                                           809             849            2,080            1,796

Costs and expenses:
  Cost of sales, including manufacturing start-up costs .......          1,849           1,274            4,570            2,842
  Research and development ....................................          2,217           3,422            8,182            9,582
  Selling, general and administrative .........................          1,602           1,515            4,476            5,094
  Compensation expense related to
       cancelled stock options ................................             82             354              348            1,245
                                                                       -------         -------         --------         --------
          Total costs and expenses ............................          5,750           6,565           17,576           18,763
                                                                       -------         -------         --------         --------
Loss from operations ..........................................         (4,941)         (5,716)         (15,496)         (16,967)
Other income (expense):
  Gains on investments, net ...................................             44           1,511              717           26,532
  Interest income .............................................            260             307              999              576
  Interest expense ............................................            (59)            (85)            (188)            (174)
                                                                       -------         -------         --------         --------

Income (loss) before provision for income taxes
       and minority interest ..................................         (4,696)         (3,983)         (13,968)           9,967


Provision (benefit) for income taxes ..........................         (1,685)         (1,593)          (3,632)           3,987
                                                                       -------         -------         --------         --------


Income (loss) before cumulative effect of change in
  accounting principle and minority interest in net loss
  of consolidated subsidiary ..................................         (3,011)         (2,390)         (10,336)           5,980


Minority interest in net loss of
  consolidated subsidiary .....................................             --            (133)              --             (133)
                                                                       -------         -------         --------         --------


 Income (loss) before cumulative effect of
   accounting change ..........................................         (3,011)         (2,257)         (10,336)           6,113


Cumulative effect of change in accounting for
  derivatives, net of tax .....................................             --              --              129               --
                                                                       -------         -------         --------         --------


Net income (loss) .............................................        $(3,011)        $(2,257)        $(10,207)        $  6,113
                                                                       =======         =======         ========         ========


Income (loss) per common share before cumulative
  effect of accounting change .................................        $ (0.32)        $ (0.25)        $  (1.11)        $   0.71


Cumulative effect of accounting change, net of tax ............             --              --             0.01               --
                                                                       -------         -------         --------         --------

Net income (loss) per common share -- basic ...................        $ (0.32)        $ (0.25)        $  (1.10)        $   0.71
                                                                       =======         =======         ========         ========

Net income (loss) per common share -- diluted .................        $ (0.32)        $ (0.25)        $  (1.10)        $   0.66
                                                                       =======         =======         ========         ========

Weighted average shares outstanding ...........................          9,356           8,900            9,306            8,584
                                                                       =======         =======         ========         ========

Weighted average shares outstanding assuming dilution .........          9,356           8,900            9,306            9,311
                                                                       =======         =======         ========         ========


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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             -----------------------------
                                                                               2001                 2000
                                                                             --------             --------
Cash flows from operating activities:
  Net income (loss) .............................................            $(10,207)            $  6,113

  Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Depreciation and amortization ..............................               1,685                1,315
     Cumulative effect of change in accounting principle ........                (129)                  --
     Gains on investments, net ..................................                (717)             (26,532)
     Decrease (increase) in assets:
       Accounts receivable ......................................                (426)                 525
       Inventories ..............................................              (1,212)                (666)
       Other ....................................................              (3,334)                  25
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ..........               1,237                 (520)
       Income taxes payable .....................................                  --                2,352
                                                                             --------             --------
     Net cash used in operating activities ......................             (13,103)             (17,388)

Cash flows from investing activities:
  Proceeds from sale of equity investments ......................               8,021               12,614
  Purchase of investments .......................................                  --               (4,342)
  Proceeds from sale of other investments .......................                  --               10,993
  Proceeds (payment) on maturity of equity collars ..............               3,403                4,085
  Expenditures for property and equipment .......................                (573)                (664)
                                                                             --------             --------
      Net cash provided by investing activities .................              10,851               22,686
                                                                             --------             --------

Cash flows from financing activities:
  Proceeds from exercise of stock options .......................                 522                3,355
  Proceeds from sale-leaseback of manufacturing facility ........                  --                4,188
  Payment of capital lease obligation ...........................                (600)                (601)
                                                                             --------             --------
     Net cash provided by (used in) financing activities ........                 (78)               6,942
                                                                             --------             --------

Net increase in cash and cash equivalents .......................              (2,330)              12,240
Cash and cash equivalents at beginning of period ................              14,154                4,239
                                                                             --------             --------

Cash and cash equivalents at end of period ......................            $ 11,824             $ 16,479
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

        The condensed balance sheet at March 31, 2001, the condensed consolidated statements of operations for the three and nine months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 2001 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of June 30, 2000 has been derived from the audited consolidated financial statements at that date.

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

  Earnings Per Share

        Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, using the treasury stock method, if such effect is dilutive. Options that had an exercise price greater than the average market price of the Company's common stock during the three and nine months ended March 31, 2001 and 2000 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average shares for the three and nine months ended March 31, 2001 and 2000:

                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          MARCH 31,                         MARCH 31,
                                                    ----------------------            ----------------------
                                                    2001             2000             2001             2000
                                                    -----            -----            -----            -----
                                                        (In thousands)                    (In thousands)
Basic (weighted average common
  shares outstanding) ..................            9,356            8,900            9,306            8,584
Dilutive effect of stock options .......               --               --               --              727
                                                    -----            -----            -----            -----
Weighted average common shares
  outstanding, assuming dilution .......            9,356            8,900            9,306            9,311
                                                    =====            =====            =====            =====

2.      INVENTORIES

        Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

        Inventories comprise the following:

                                    MARCH 31,         JUNE 30,
                                      2001              2000
                                    --------          --------
                                          (IN THOUSANDS)
Raw materials ...........            $1,318            $  692
Work-in-process .........             1,518               925
Finished goods ..........               884               891
                                     ------            ------
                                     $3,720            $2,508
                                     ======            ======


3.      EQUITY INVESTMENTS

        The following is a summary of the aggregate estimated fair value, fair value of equity collars, gross unrealized gains and cost of the Company's investments in equity securities:

                                                   MARCH 31,          JUNE 30,
                                                     2001               2000
                                                   ---------          --------
                                                          (IN THOUSANDS)
Cost ...................................            $ 7,150            $14,316
Gross unrealized gains .................             13,759             20,649
                                                    -------            -------
                                                     20,909             34,965
Fair value of equity collars ...........                569              2,198
                                                    -------            -------
Estimated fair value ...................            $21,478            $37,163
                                                    =======            =======

        The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities are classified as available-for-sale.

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, the Company entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. At March 31, 2001, 50,000 shares were hedged under these collars. Shares of Boston Scientific common stock held by the Company collateralize the put and call options.


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



        Under SFAS 133, the Company's costless collar instruments on Boston Scientific stock are considered to be derivatives and are carried on the balance sheet at fair value. The fair value of the collar instruments is determined by broker quotes. The Company has designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) are expected to be effective in offsetting the overall changes in the fair value of the investment when the share price of Boston Scientific is outside the collar band resulting in no net impact to earnings. The difference between the intrinsic value and the fair value of the collar is considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net. Gains or losses from the collar instruments will be recognized as gains on investments, net when the underlying hedged asset is sold. Until the underlying hedged asset is sold, these gains or losses are deferred and recorded as accumulated other comprehensive income.



5.      STOCKHOLDERS' EQUITY

   Cohesion Corporation Stock Options

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, the Company offered to pay each holder of these canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. The Company will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of the Company. The Company recorded $ 0.1 million and $ 0.3 million of compensation expense related to these canceled options during the three and nine months ended March 31, 2001, respectively. The Company expects to record an additional $ 0.1 million of compensation expense related to these canceled options through 2001.


6.      COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of related income tax, for the three and nine months ended March 31, 2001 and 2000 are as follows:

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                       MARCH 31,                               MARCH 31,
                                                              ---------------------------             ----------------------------
                                                               2001                2000                 2001                2000
                                                              -------             -------             --------             -------
                                                                     (In thousands)                           (In thousands)
Net income (loss) ................................            $(3,011)            $(2,257)            $(10,207)            $ 6,113

Increase (decrease) in unrealized
  gains on securities ............................              1,449               5,571               (4,438)             (6,032)

Adjustment of Boston Scientific stock
  carrying amount for fair value hedge ...........              1,757                  --                3,403                  --

Adjustment for gains recognized in
the income statement for the period ..............                 --                  --                 (513)                 --
                                                              -------             -------             --------             -------

Comprehensive income (loss) ......................            $   195             $ 3,314             $(11,755)            $    81
                                                              =======             =======             ========             =======


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

        Information on reportable segments for the three and nine months ended March 31, 2001 and 2000 is as follows:

                                          THREE MONTHS ENDED                           THREE MONTHS ENDED
                                            MARCH 31, 2001                               MARCH 31, 2000
                                            (IN THOUSANDS)                               (IN THOUSANDS)
                                  -----------------------------------         -------------------------------------
                                  SURGICAL    ORTHOPEDIC       TOTAL          SURGICAL     ORTHOPEDIC        TOTAL
                                  --------    ----------      -------         --------     ----------       -------
Revenue ..................        $   809         $ --        $   809         $   323         $ 526         $   849
Loss from operations .....        $(4,941)        $ --        $(4,941)        $(5,099)        $(617)        $(5,716)

                                             NINE MONTHS ENDED                               NINE MONTHS ENDED
                                               MARCH 31, 2001                                  MARCH 31, 2000
                                               (IN THOUSANDS)                                  (IN THOUSANDS)
                                    ------------------------------------         -----------------------------------------
                                    SURGICAL     ORTHOPEDIC       TOTAL          SURGICAL        ORTHOPEDIC        TOTAL
                                    --------     ----------     --------         --------        ----------       --------
Revenue ....................        $  2,080         $--        $  2,080         $    620         $ 1,176         $  1,796
Loss from operations .......        $(15,496)        $--        $(15,496)        $(15,302)        $(1,665)        $(16,967)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW


        The following discussion should be read in conjunction with the condensed consolidated financial statements contained herein and notes thereto. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The forward-looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. These risks include, but are not limited to, the rate of product adoption by customers, our success in manufacturing CoStasis and CoSeal, usage order and re-order rates, the competition from other products, the performance of third-party sales representatives, the receipt of regulatory approvals including the approvals from the FDA, the timing of product introductions, the success of scaling up product production, the ability to achieve product revenue targets or market share, the timing and terms of sales arrangements with other companies, the clinical efficacy of and market demand for our products, the assessment of market size, our position in the market, the results of our clinical studies and potential unfavorable publicity regarding us, our products, or the medical device industry, among other matters. In addition, Cohesion may not prevail in its patent infringement lawsuit claiming patent infringement by Fusion Medical Corporation, the court may rule against Cohesion on the issue of infringement, Cohesion may not be awarded damages and/or permanent injunctive relief, the court could limit Cohesion's ability to enforce its patent, Cohesion could be served with a counter suit, Cohesion's patent could be declared invalid, litigation is expensive, lengthy and unpredictable and the cost of litigation may be substantially greater than anticipated resolutions of litigation. Such differences in our actual results may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by Cohesion, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks see "-- Additional Factors That Might Affect Future Results of Operations."

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

        Cohesion is focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, to increase the effectiveness of open and minimally invasive surgeries. CoStasis(R) Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, Canada, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. In February 2000, we received a CE Mark for CoSeal(TM) Surgical Sealant, our biosealant product candidate designed for sealing vascular grafts and in April of 2001 filed a pre-market approval application with the FDA. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin.

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


RESULTS OF OPERATIONS

Three and Nine Months Ended March 31, 2001 and 2000

        Revenues were $0.8 million and $2.1 million for the three and nine months ended March 31, 2001, respectively, compared to $0.8 million and $1.8 million for the same periods in the prior year. Revenues for the current fiscal quarter included product sales of $722,000 as well as $87,000 of contract revenue related to CoStasis and CoSeal for the recognition of a portion of milestone payments from our marketing partner, U.S. Surgical. As of March 31, 2000, we no longer consolidated NeuColl's operations, which included Collagraft sales, into our financial results as our ownership interest fell below 50%. Sales of Collagraft for the three and nine months ended March 31, 2000 were $0.5 million and $1.2 million, respectively. Excluding NeuColl, the increase in product sales over the prior year is due primarily to CoStasis sales in the United States which commenced in July 2000, including sales of related delivery systems and equipment. Pursuant to our agreement with our marketing partner, U.S. Surgical, our CoStasis product sales include a fixed component as well as, in certain circumstances, a variable component which is comprised of a percentage of the price received by U.S. Surgical for sales of CoStasis to the end-customer. Our CoStasis product sales for the nine months ended March 31, 2000 included sales of CoStasis where we only received the fixed component since U.S. Surgical shipped the product to their end customer at no-charge for demonstration and promotional purposes. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical, our marketing partner. Our business and financial results could be adversely affected in the event a third party firm is unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of product sales were 256% and 240% for the three and nine months ended March 31, 2001, respectively, compared to 150% and 158% for the same periods in the prior year. This increase was primarily due to manufacturing startup costs for the CoStasis and CoSeal products. Gross margins continue to reflect a high level of fixed manufacturing costs. We expect gross margins to remain negative through at least fiscal year 2001 as CoStasis production improves and we expand commercial production of CoSeal.

        Research and development ("R&D") expenses were $2.2 million and $8.2 million for the three and nine months ended March 31, 2001, respectively, compared to $3.4 million and $9.6 million for the same periods in the prior fiscal year. R&D spending was higher in the prior year as it included NeuColl R&D expenses. Currently, we expect R&D spending in fiscal 2001 to be at similar levels as fiscal 2000, excluding NeuColl.

        Selling, general and administrative ("SG&A") expenses were $1.6 million and $4.5 million during the three and nine months ended March 31, 2001, respectively, compared to $1.5 million and $5.1 million for the same periods in the prior year. For the three months ended March 31, 2001, SG&A increased due primarily to an increase in legal expenses related to the patent infringement lawsuit against Fusion Medical. SG&A expenses decreased for the nine months ended March 31, 2001, as the prior year included spending for our orthopedics segment, NeuColl, which we no longer consolidate, as well as direct marketing costs for CoStasis. Currently, we expect SG&A expenses to increase through the rest of fiscal 2001 due to increased spending in sales and marketing and for resources required to support current and future products. Future levels of SG&A spending will depend on various factors, including the level of product sales and how future products are distributed throughout the world.

        During the three and nine months ended March 31, 2001, we recorded $0.1 million and $0.3 million of compensation expense, respectively, compared to $0.4 million and $1.2 million for the same periods in the prior year. This compensation expense incurred related to the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of Cohesion. Currently, we expect to record the remaining $0.1 million of compensation expense with respect to the cash-out of canceled options, during the remainder of 2001.

        Net gains on investments were $44,000 and $717,000 for the three and nine months ended March 31, 2001, respectively, which relates to the ineffective portion of the hedge for our Boston Scientific (NYSE:BSX) common stock, and the sale of our holdings of Johnson and Johnson common stock, respectively. Net gains on investments were $1.5 million and $26.5 million for the same periods in the prior year. The timing and number of additional shares of common stock sold of our investments will depend on market conditions and our anticipated cash needs.

        Interest income was $260,000 and $999,000 for the three and nine months ended March 31, 2001, respectively, compared to $307,000 and $576,000 for the three and nine months ended March 31, 2000. For the three months ended March 31, 2001, the decrease is due to lower average cash balances in the current fiscal quarter. For the nine months ended March 31, 2001, the increase is due to higher average cash balances in the current fiscal year.

        Interest expense of $59,000 and $188,000 for the three and nine months ended March 31, 2001, respectively, compared to $85,000 and $174,000 for the three and nine months ended March 31, 2000, was related to our obligation under a capital lease.

        The Company recorded a benefit for income taxes of 26% for the nine months ended March 31, 2001 and a provision of 40% for the nine months ended March 31, 2000. The fiscal 2001 benefit for income taxes is reduced from the statutory rate, by the amount of any tax benefits that, based on currently available information, are not expected to be realized.

        Effective July 1, 2000, the Company recorded the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 which resulted in a decrease to the net loss of approximately $129,000, net of tax, or $0.01 per share outstanding, for the nine months ended March 31, 2001.


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

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2001, cash and investments were $33.3 million compared to $51.3 million at June 30, 2000. Net cash used in operating activities was $13.1 million for the nine months ended March 31, 2001 compared to $17.4 million used for the same prior-year period.

        For the nine months ended March 31, 2001, cash provided by investing activities of $10.9 million was related to proceeds from the sale of equity investments and the maturity of our equity collars. Currently, we anticipate that capital expenditures will not exceed $1.3 million in fiscal 2001. Net cash used by financing activities for the nine months ended March 31, 2001 was approximately $78,000 primarily due to payments of $600,000 for capital lease obligations offset by proceeds of $522,000 from the exercise of incentive stock options.

        Our principal sources of liquidity include our marketable equity investments, cash, and cash equivalents. We anticipate that stock sales will be made from time to time, with the objective of generating cash for, among other things, capital expenditures as well as funding operations. We may defer sales of equity investments for tax planning purposes or other reasons, although decisions concerning prospective stock sales will also be affected by the then-current market price of the common stock. As another source of financing, we may in the future establish a credit facility, or sell equity in a private financing, although there can be no assurance that such financing will be available to us on acceptable terms, if at all.

        In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of March 31, 2001, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the nine months ended March 31, 2001.

        In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. Cohesion will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of Cohesion. Cohesion expects to record an additional $0.1 million of compensation expense with respect to the cash-out of canceled options through 2001.

        We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements for the next twelve months. However, during this period and thereafter, we may require additional financing. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

        In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party, reducing our ownership from 100% to below 50%. Accordingly, NeuColl's operations were no longer consolidated from that date forward and we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2000 and March 31, 2001, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

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

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas, we believe in the United States that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson and Tyco Healthcare Group. In addition, a fibrin sealant product is currently being marketed by Baxter Healthcare Corporation and Haemacure Corporation. Cohesion faces competition from more recent products and technologies, such as those developed by Focal, Inc. (which are marketed by Genzyme BioSurgery) and Fusion Medical Technologies, Inc. Furthermore, products manufactured by our competition may infringe upon the patents we have for our products. Outside of the United States, other competitive products currently being marketed include fibrin sealants and another class of sealants, cyanoacrylates, which are sold in Europe and the Pacific Rim countries by Immuno AG (a unit of Baxter Healthcare Corporation), Centeon L.L.C. and Cryolife. In the United States, there are several fibrin sealants under development including those by the American Red Cross. In addition to conventional fibrin sealants, there are a number of other products in late-stage development using either collagen or polymer technologies, made by Focal and Fusion, as well as cyanoacrylates. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

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

        The market prices of our equity investments are highly volatile. In connection with our spin-off from Collagen, Collagen transferred to Cohesion, effective January 1, 1998, all of its equity interest in Boston Scientific and other investments. We implemented a "hedge" strategy based on purchases of put options and sales of call options in combination, commonly known as an "equity collar." Because certain of our collars have matured without the sale of the underlying stock, the percentage of our stock that is hedged has decreased. As of March 31, 2001, we held collars covering approximately 7% of our Boston Scientific holdings. While the strategy is designed to minimize downside risk of loss should the stock price decline below approximately $32.00 and allow for limited upside participation should the stock price rise above approximately $49.00, there can be no assurance that we will be able to sell any of the remaining unhedged shares of Boston Scientific common stock at attractive prices if, when and as needed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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


EQUITY SECURITY PRICE RISK

        Cohesion is exposed to equity security price risks on investments in Boston Scientific common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expire quarterly through May 2001 and will require settlement in cash. Shares of Boston Scientific common stock held by Cohesion collateralize the costless collar instruments. The collars hedge 50,000 shares at prices between $32 and $49 and represented approximately 7% of the Boston Scientific stock hedged at March 31, 2001. As of March 31, 2001, the market value of Boston Scientific common stock was $20.18 per share.

                                                     FAIR
                                                   VALUE AT
                                                   MARCH 31,
EQUITY INVESTMENTS                                   2001
                                                   --------
                                                 (IN THOUSANDS)
Boston Scientific                                   $14,645
Equity collar on Boston Scientific                      569
Pharming Group N.V                                    6,264
                                                    -------
    Total portfolio                                 $21,478

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


                                       COHESION TECHNOLOGIES, INC.


Dated: May 14, 2001                    /s/   Sharon Kokubun
                                       -----------------------------------------
                                       Sharon Kokubun
                                       Vice President, Financial Operations
                                       (Principal Accounting Officer)