Form 10-K405
period 2001-06-30
COHESION TECHNOLOGIES INC
filed 2001-09-24
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended JUNE 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on September 18, 2001 on The Nasdaq Stock Market, was approximately $18,868,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 18, 2001, the registrant had 9,422,959 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for the registrant's 2001 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

         The following information should be read in conjunction with our consolidated financial statements and the related notes. This annual report on Form 10-K, and in particular the section "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in the section "Additional Factors that Might Affect Future Results." In this annual report on Form 10-K, the words "may," "will," "could," "should," "continue," "anticipates," "projects," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. Actual events or our actual future results may differ materially from any forward-looking statements because of these risks and uncertainties. We do not assume any obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date of this annual report on Form 10-K.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

        Cohesion Technologies, Inc. was organized in June 1997 as a Delaware corporation and wholly-owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation. Collagen Aesthetics, Inc. is now known as McGhan Medical since Collagen was acquired by Inamed Corporation in the quarter ended September 30, 1999. In fiscal 1998, Collagen separated its aesthetic technologies group and its collagen technologies group, sometimes referred to in this report as CTG, into two independent, publicly-traded companies and on August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedic products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to us, including various equity investments. We entered into various intercompany agreements with Collagen to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other arrangements in connection with the distribution and contribution.

        We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis(R) Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received European Community certification, sometimes referred to in this annual report as a CE Mark, for CoStasis in fiscal 1999, and in June 2000, we received approval from the Food and Drug Administration, or FDA, to market CoStasis in the United States. CoSeal(TM) Surgical Sealant, our second surgical product, is a biosealant product designed for sealing vascular grafts and other tissues and sites of incision. We received our CE Mark in February 2000 for CoSeal and filed our pre-market approval application with the FDA in April 2001. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA related to CoSeal. We expect to address and satisfy the FDA's observations and comments in a timely manner. CoSeal was scheduled to be reviewed by the FDA panel in September 2001; however, due to national events, the meeting was postponed. We expect the rescheduling of the FDA review of CoSeal, as well as our response to the FDA's observations and comments from our FDA quality system regulation inspection will not impact our anticipated timeframe for approval. However, we cannot assure you that we will receive approval from the FDA to market CoSeal in the United States within our anticipated timeframe, or at all. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in vivo and bind to tissue. In addition, we have research and development programs in recombinant human collagen and thrombin, a potent clotting agent.

PRODUCTS AND DEVELOPMENT PROGRAMS

        Although we are currently selling CoStasis in the United States and a number of countries outside of the United States, selling CoSeal in a number of countries outside of the United States, and marketing a line of collagen-based materials for research applications, which include Vitrogen, Cell Prime and other bulk collagen products, collectively referred to in this annual report as Intermediate Products, some of our products are still under development. Most of our products under development are being designed to target the market for biosurgery, which includes at least two significant segments: hemostatic products, used to control bleeding, and surgical sealants, used to seal organs and tissues compromised by surgery or other trauma. During most surgical procedures, which entail damage to the blood vessels and compromise normal tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the blood vessels, heart, bladder and bowel, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels and the attendant pulsating blood loss by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon's ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and tissue sealing.

COSTASIS SURGICAL HEMOSTAT

        Our first surgical product was CoStasis Surgical Hemostat. CoStasis is a sprayable liquid hemostat designed for use in surgical procedures to control bleeding from capillaries and small veins. Composed of a sterile suspension of bovine collagen and bovine thrombin in calcium chloride, CoStasis is applied to the bleeding site with the patient's plasma. The pre-mixed, ready-to-use collagen/thrombin suspension is supplied in one syringe and is mixed with the patient's own plasma from a second syringe at the time of administration to the bleeding site. The patient's plasma provides the source of fibrinogen, a protein, that in the presence of collagen/thrombin, forms a collagen-reinforced fibrin clot which stops bleeding.

        The collagen component of CoStasis is derived from closed-herd cows, whose maintenance is overseen by McGhan Medical and which constitute a source that is not available to any of our competitors. The thrombin component is obtained from a biologically-licensed commercial source. The use of these components minimizes the possibility of allergic reactions associated with lower-purity bovine collagen or thrombin used in other products. In addition, both components come from manufacturing processes which reduce the potential for viral contamination, providing a further margin of safety. The pre-mixed nature of the collagen/thrombin components reduces preparation time compared to other commercial fibrin sealants or other agents which require complex preparation prior to product use.

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

        When applied to a bleeding surface, the CoStasis/plasma composite is designed to rapidly form a collagen/fibrin clot which conforms to the tissue surface and is able to enter surface cracks and crevices providing for effective bleeding control. Preclinical studies have demonstrated that CoStasis acts significantly faster than traditional hemostatic sponges and commercial fibrin sealants in the control of bleeding from a variety of bleeding tissue sites. CoStasis also proved effective in controlling bleeding in animal models in which coagulation was compromised using heparin or aspirin. Controlled clinical trials demonstrated greater hemostatic performance of CoStasis versus hemostatic collagen sponges. We believe that this preclinical and clinical data and over one year of commercial experience indicates that CoStasis is highly effective in the rapid control of diffuse bleeding from small blood vessels.

        CoStasis has been used to control bleeding in cardiovascular, orthopedic and general surgery indications in the United States and Europe. In fiscal 1999, we received a CE Mark for CoStasis and began product introductions in Europe. We received approval from the FDA to market CoStasis in the United States in June 2000, and began selling CoStasis in the United States to our distribution partner, U.S. Surgical, in July 2000.

COSEAL SURGICAL SEALANT

        Cohesion's second surgical product is CoSeal Surgical Sealant, designed for sealing vascular grafts and other tissues and sites of incision. Surgical repair requires the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, "home-brew" or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

        CoSeal Surgical Sealant uses two biocompatible liquids which polymerize in seconds at the site of application and are absorbed by the body within weeks after the tissue has repaired. CoSeal is based on derivatives of polyethylene glycol, also known as PEG, which has a history of safe use in other medical applications. These PEG-polymers are liquids of low viscosity and flow readily across the surfaces to be sealed. In seconds, they form a biocompatible gel and bind with the patient's tissue over the treated surgical site to form a tightly bound matrix with excellent elasticity and strength. CoSeal is based on a completely synthetic, PEG-polymer platform technology, which avoids the need for any blood products or animal proteins, addressing concerns about transmission of infectious agents.

       Unlike CoSeal, some existing products and products in development use light or energy-activated polymers that require significant additional equipment in the surgical field to polymerize and are difficult to use in minimally invasive surgery. In consultation with our clinical advisers, we are also developing a variety of special delivery devices, which complement the designed flexibility in CoSeal, giving surgeons a variety of delivery tools for diverse applications. CoSeal has demonstrated ease of use and clinical effectiveness in sealing surgical sites in cardiovascular grafting procedures in animal models. Once CoSeal was applied, vascular grafts did not leak at anastomoses or puncture sites when treated. We received a CE Mark for CoSeal in February 2000 and are selling the product through distributors in Europe. We filed a PMA application for CoSeal with the FDA in April 2001. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA related to CoSeal. We expect to address and satisfy the FDA's observations and comments in a timely manner. CoSeal was scheduled to be reviewed by the FDA panel in September 2001; however, due to national events, the meeting was postponed. We expect the rescheduling of the FDA review of CoSeal, as well as our response to the FDA's observations and comments from our FDA quality system regulation inspection will not impact our anticipated timeframe for approval. However, we cannot assure you that we will receive approval from the FDA to market CoSeal in the United States within our anticipated timeframe, or at all.

OTHER PRODUCT DEVELOPMENT PROGRAMS

        Next Generation Surgical Sealant. We are developing a next generation sealant utilizing our proprietary PEG-polymer technology. This improved sealant is expected to be initially targeted towards mastectomy, lymphadenectomy and skin and muscle flap procedures and eliminate the formation of seromas and hematomas at the surgical sites. We have achieved successful preclinical results in a seroma prevention model. As with our other products, this resorbable sealant will be designed to have a relatively short preparation time and be easy to use by eliminating the need to collect and process plasma at the time of surgery and by offering surgeons strong easy-to-apply sealing in sensitive open and endoscopic surgery situations.

        Adhesion Prevention Barriers. We are also developing an adhesion-prevention barrier, based on our proprietary PEG-polymer technology which polymerize at the site of application and adhere to the tissue surface. We are currently conducting clinical studies of our adhesion prevention barriers. Adhesion-prevention products are needed to prevent the formation of debilitating or painful internal tissue adhesions, or scars, after surgery. The few products currently on the market suffer serious shortcomings, including low efficacy, high cost, difficult handling and ineffectiveness in the presence of blood. We believe our PEG-polymer technology will offer superior efficacy, greater ease-of-use and lower cost, relative to products on the market or known to be under development.

        Internal Adhesives. Our internal adhesive program is currently focused on characterizing and developing candidate formulations for a biocompatible, self-polymerizing liquid, which would serve as the basis for an internal adhesive product having the strength to potentially replace or minimize the use of sutures and staples in surgeries.

        Recombinant Human Collagen and Thrombin. Our recombinant programs are focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. Our objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in our products. We believe that by achieving this objective, we will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. We have an equity investment in Pharming Group, N.V. of The Netherlands, or Pharming, and were collaborating with them for the purpose of developing recombinant human collagen through transgenic animals. In August 2001, Pharming announced its intent to file for receivership. At this time, it is uncertain what the impact of Pharming's financial condition will have on our collaborative efforts in developing recombinant human collagen.

ORTHOPEDICS

       In February 1999, we formed a wholly-owned subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) Bone Graft Matrix and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained financing from a third party which reduced our ownership interest to below 50%. As a result, NeuColl's operating results were no longer consolidated in our financial results after March 31, 2000.

RESEARCH AND DEVELOPMENT

       Our research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. We have identified opportunities in using synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, our future product development will utilize our proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the years ended June 30, 2001, 2000 and 1999 were $10.3 million, $12.4 million and $15.3 million, respectively.

       The following table summarizes the status of our products and research and development programs. The column titled "Status" indicates product development status. "Preclinical" denotes formulation and efficacy studies in animal models necessary to support an application to commence human clinical testing. "Clinical" denotes human clinical testing. "Research" includes discovery, research, development of and subsequent identification of a candidate for preclinical studies. The regulatory approval process in Europe and the United States requires successful completion of many steps before a product is approved for commercialization. See " -- Government Regulation."

-------------------------------------------------------------------------------------------------------------
  PRIMARY PROGRAM/PRODUCT                       STATUS                          PRIMARY EXPECTED APPLICATION
-------------------------------------------------------------------------------------------------------------
  CoStasis Surgical Hemostat     Marketed and distributed by U.S.             General surgery, orthopedic and
                                 Surgical in United States, most              cardiovascular procedures
                                 European countries, Latin America,
                                 Middle East, Australia, New Zealand
                                 and India

                                 CE Mark received in fiscal 1999

                                 Received FDA approval in June 2000

-------------------------------------------------------------------------------------------------------------
  CoSeal Surgical Sealant        CE Mark received in February 2000;           Anastomoses and incision lines in
                                 distributed in Europe by U.S. Surgical       cardiovascular and vascular
                                 and other specialty distributors.            procedures

                                 Filed PMA application with the FDA in
                                 April 2001

                                 Received FDA quality system
                                 regulation inspection in August 2001,
                                 resulting in several observations and
                                 comments from the FDA related to
                                 CoSeal

                                 FDA panel review scheduled to take
                                 place in September 2001 postponed
                                 due to national events. We expect
                                 rescheduling of FDA review of
                                 CoSeal, as well as response to FDA's
                                 observations and comments from
                                 quality system regulation inspection
                                 will not impact anticipated timeframe
                                 for approval
-------------------------------------------------------------------------------------------------------------
  Other Programs

     Next Generation Surgical    Preclinical studies                         Eliminate formation of seromas or
     Sealant                                                                 hematomas at surgical sites in
                                                                             mastectomy and skin and muscle
                                                                             flap procedures

     Adhesion Prevention         Clinical studies                            Prevention of post-surgical adhesion
     Barriers                                                                formation in general, gynecological,
                                                                             orthopedic and cardiovascular
                                                                             procedures

                                                                             Replace or minimize the use of
                                                                             sutures and staples in surgeries
     Internal Adhesives          Research

     Recombinant Human           Research                                    Replacement for bovine collagen
     Collagen and Thrombin                                                   and thrombin in our products
-------------------------------------------------------------------------------------------------------------

MANUFACTURING

        We manufacture and package the final products for CoStasis and CoSeal, and use outside contractors for other functions that include non-proprietary, high-volume processes. We lease approximately 6,000 square feet of manufacturing space in Palo Alto, California, which was constructed in fiscal 1999. There can be no assurance that we will be able to attract, hire, train and retain the required personnel or that we will be able to increase our capability to manufacture commercial quantities of our planned products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. We may encounter similar problems. We cannot assure you that our manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have a material adverse effect on our ability to develop and commercialize products, which in turn would have a material adverse effect on our business, financial condition and results of operations. See "-- Additional Factors that Might Affect Future Results."

        We purchase raw materials used in our products from various suppliers. For example, we purchase all of our requirements for collagen materials from McGhan Medical pursuant to the terms of the intercompany agreements entered into in connection with our spin-off from Collagen. These materials have generally been readily available in the marketplace and have not been the subject of shortages; however, we, our suppliers or contract manufacturers may experience material shortages in the future. The source of the collagen supplied by McGhan Medical is bovine dermis. McGhan Medical uses our patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, Collagen, now McGhan Medical, has sourced the bovine dermis from a "closed herd" of cattle in an effort to prevent diseases, such as bovine spongiform encephalopathy, or BSE, a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, McGhan Medical would have a limited ability to quickly increase its supply of acceptable cattle. Any such diminution would have a material adverse effect on our ability to sell bovine collagen-based products and, as a result, our results of operations would be materially and adversely affected. We also purchase PEG from a sole supplier. The PEG material is a key raw material component used in CoSeal. Any future shortages of materials or components could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that materials and components can be obtained at attractive prices in the future.

        We, as well as any third-party manufacturers of our products, are subject to inspections by the FDA for compliance with applicable good manufacturing practices, codified in the quality system regulation, or QSR requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection, in preparation for obtaining a CE Mark on our products, in addition to annual renewal inspections. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA. Although we expect to address the FDA's observations and comments in a timely manner, we cannot assure you that our efforts to address the comments will be successful or will not adversely impact the timing or receipt of the FDA approval to market CoSeal in the United States. Despite these efforts, we may not be able to obtain all necessary FDA inspections of our facility in a timely fashion, if at all. See "-- Government Regulation."

SALES, MARKETING AND DISTRIBUTION

        In November 1999, we entered into an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand, and India. We are currently dependent on U.S. Surgical for the distribution of CoStasis. In addition, for the fiscal year ended June 30, 2001, U.S. Surgical was our largest customer and accounted for 63% of our product sales. We anticipate that for the foreseeable future we will continue to be primarily dependent on U.S. Surgical and a small number of customers for most of our product sales. The loss of U.S. Surgical or one or more of our other significant customers, for any reason, or reduced orders from out significant customers, without replacement customers or orders, would reduce our product sales and adversely effect out ability to achieve operating profitability. In September 2000, we entered into an agreement with Tyco Healthcare Group to market and distribute CoSeal outside of the United States. The Tyco territories include most of the European Union, Eastern Europe, Middle East and certain other countries in Russia and Africa. CoStasis and CoSeal are also distributed in certain European countries through geographically-focused, specialty distributors with existing customer relationships and established sales infrastructures. We face significant sales and marketing challenges in Europe, which is a market that is and has been very entrenched with using a fibrin sealant product for many years. Our sales, marketing and distribution plans will be dependent in part on our ability to maintain our existing relationships with U.S. Surgical and Tyco Healthcare Group and to enter into other strategic relationships and hire, train and retain specialized sales, marketing and distribution personnel. In addition, we are currently planning to establish our own direct sales force to sell CoSeal in the United States. We cannot assure that we will be able to maintain our existing distribution relationship or that we will be able to secure such strategic relationships or hire, train or retain such specialized personnel on terms that are attractive and acceptable to us, if at all.

        While sales of Collagraft bone graft products in fiscal years 2000 and 1999 totaled $1.2 million and $1.9 million, respectively, we no longer reflect such sales in our financial results as our ownership interest in NeuColl fell below 50% in March 2000. Sales of our collagen-based materials for research applications, which include Vitrogen, Cell Prime, and other bulk collagen products, were not material in fiscal 2001, 2000 and 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Government Regulation."

COMPETITION

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies or products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure you that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure you that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to or competitive with our planned product portfolio. Also, to the extent we commence manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to address these factors and circumstances could have a material adverse impact on us, our financial condition and results of operations.

        Hemostatic and Biosealant Devices. In the hemostatic and biosealant areas, we believe we face strong competition in the United States from existing methodologies for controlling bleeding and sealing wounds resulting from surgery. This competition results from hemostatic powders and sponges and collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Fusion Medical Technologies, Inc. and Genzyme Biosurgery, recently acquired Focal, Inc. In the United States, there are several biosurgery products under development, including those by the American Red Cross, Haemacure Corporation, and Cryolife.

        We are developing a next-generation surgical sealant utilizing our PEG-polymer technology which will offer surgeons a strong, easy-to-apply biosealant for sensitive open and endoscopic surgery situations. We also plan to ultimately seek additional indications in general surgery, urology and neurosurgery. We believe that the next-generation biosealant we currently have under development will largely supersede fibrin sealants in adhesive applications and that patch or membrane products will likely remain niche products compared to liquid and gel formulations, because patch products are generally more difficult to handle and apply than a liquid or gel, especially in minimally invasive surgery.

INTELLECTUAL PROPERTY

        We entered into an assignment and license agreement with Collagen, effective January 1, 1998, which allocated Collagen's technology and intellectual property between us and Collagen. Pursuant to this agreement, substantially all of Collagen's technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant technology, was assigned to us and we granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license covering the assigned technology and intellectual property that is used solely in the field of Collagen's business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. This assignment and license agreement provides that we and Collagen, now McGhan Medical, may obtain certain rights to improvements made by the other company prior to March 15, 2004, to the extent improvements, if any, are in the applicable party's field of business. In addition, under this assignment and license agreement, we and Collagen have covenanted to not compete with each other's business until March 15, 2004.

       As of September 2001, our patent portfolio includes approximately 160 U.S. and foreign issued patents and approximately 75 U.S. and non-U.S. patents pending. These patents cover novel compositions of a variety of biomaterials and uses in various fields of medicine. The patent portfolio has a strong focus on proprietary technology in the fields of collagen compositions and hydrophilic polymers used for in situ polymerization. We also hold several registered trademarks in the United States and a number of foreign countries and pursue the protection of our trademarks and service marks, whether or not such marks are registered. Notwithstanding these protective measures, which can include the filing of a lawsuit to protect our intellectual property, we cannot assure you how effective we will be in protecting our intellectual property. In addition, many of the older patents covering collagen-containing compositions have already begun to expire. However, the majority of our patent portfolio covers biomaterials that are tailored for use in a particular manner, and these patents will not expire until well into the next decade. In addition, we have a number of more recently issued patents covering various methods of treatment using specific formulations of biomaterials that will not expire for approximately 10 or more years. We have filed patent applications covering tissue adhesives, biosealants, and adhesion prevention agents; however, we can make no assurance that any such patents will issue, that these patents, if issued, will provide us any competitive advantages or will not be challenged by third parties.

        We also rely upon trade secret protection for certain unpatented aspects of our proprietary technology. We cannot assure you that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require our employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property; however, certain of our agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

        Our success will depend on our ability to obtain patent protection for our products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights, and operate without infringing upon the proprietary rights of others, both in the United States and internationally. We cannot assure you that our pending or future patent applications will issue, or that the claims of our issued patents, or any patents that may issue in the future, will provide any competitive advantages for our products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive, time consuming and can divert the efforts of technical and management personnel. In December 2000, we commenced an action alleging the infringement of one of our patents. We cannot assure you that we will be successful in this action. We have filed patent applications in certain foreign countries corresponding to certain patent applications that we have filed in the United States and may file additional patent applications inside and outside the United States. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and believe the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, we cannot assure you that our competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, offer for sale, sell and import our products. We are aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that litigation will not be brought against us by third parties in the future challenging our patent rights or claiming infringement by us of patents held by these or other third parties or that we will be successful in our current or future attempts to protect our patent rights through litigation or other methods.

        Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While we intend to seek patent protection for our proprietary technology, products and processes, we cannot assure you regarding the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of our proprietary technologies, products and processes, or that we will be able to adequately enforce any such claims to protect our proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that our inventors or licensors were the first to conceive of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. We may desire or may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to us or at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around or otherwise avoid these patents, or we could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

        At times in the past we have determined and we may in the future determine that litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. For example, in order to protect one of our patents, we commenced an action in December 2000, Cohesion Technologies, Inc. v. Fusion Technology, Inc., alleging that Fusion unlawfully contributed to infringement of one of our patents by selling its product lines. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to our patent applications or patent applications of our licensors. Litigation, interference or opposition proceedings could result in substantial costs to us and diversion of effort by us, and adverse determinations in any such proceedings could prevent us from manufacturing, marketing or selling our products and could have a material adverse effect on our business, financial condition and results of operations.

        We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with collaborative partners, vendors, suppliers, employees and consultants. We also have invention or patent assignment agreements with our employees and certain, but not all, commercial partners and consultants. We cannot assure you that relevant inventions will not be developed by a person not bound by an invention assignment agreement. There can be no assurance that binding agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors.

GOVERNMENT REGULATION

        Our existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act, as amended, sometimes referred to in this annual report as the FDC Act, the regulations promulgated under this act and other federal and state statutes and regulations, govern the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

        Additionally, in order for us to market our products in Europe and other foreign countries, we and/or our partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market our products outside the United States may be longer or shorter than that required in the United States. In order to market our products in the member countries of the European Union, we were required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. As part of the CE Mark certification process, we completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, one of the principal steps in the CE Mark process. In addition to a quality system audit, the CE Mark process involves review by the approving body of documentation submitted by us to document each product's clinical safety and performance.

        In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls relating to labeling, premarket notification and adherence to the FDA's good manufacturing practices, as codified in the quality system regulation requirements. Class II devices are subject to general and special controls relating to performance standards, postmarket surveillance, patient registries and FDA guidelines. Class III devices must receive premarket approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, marketing clearance must be obtained through a premarket notification process under Section 510(k) of the FDC Act or a premarket approval, or PMA, application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if the FDA determines that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) that the FDA has not called for PMAs. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence and this demonstration may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of these new products. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

        A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature and any training materials. The PMA application can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the

PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation of an advisory committee but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable quality system regulation requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

        If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA application may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA application. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require approval by the FDA of PMA supplements or new PMA applications. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

        If human clinical trials of a device are required, either for a 510(k) premarket notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate institutional review boards, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies support the safety and efficacy of the device or warrant the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed recovery of the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

        Our current products are Class III medical devices which have required PMAs and quality system regulation inspections prior to being marketed in the United States. We anticipate that our products currently in development will be regulated as Class III medical devices and will require PMAs and quality system regulation inspections prior to being marketed in the United States. If our products in development need a PMA, we will need to obtain for each of our products in development an IDE in order to conduct clinical trials in the United States. We cannot assure that we will receive Class III medical device designation for our products in development or that we will be able to obtain IDEs for each of our planned products or that data from such clinical studies if and when commenced will demonstrate the safety and effectiveness of our product or will adequately support a PMA application. In addition, we cannot assure you that we will pass a quality system regulation inspection for our products in development.

        If clearance or approval for a given product is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, we will be subject to routine inspection by the FDA and will have to comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable quality system regulation requirements, the medical device reporting regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by us to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against us, our officers and our employees. Failure to comply with the regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that such changes might have on our prospects, business, financial condition or results of operations.

        In November 1997, the FDA Modernization Act of 1997 was enacted. This legislation made changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. The changes affected the IDE, 510(k) and PMA processes, and also affected device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and postmarket surveillance, accredited third party review, and the dissemination of off-label information. We cannot predict what effect the changes will have on the regulation of our company's products.

        Although we anticipate that our products in development will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application, or NDA, prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug application, or IND, must be submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. If any of our products in development are classified as a drug, we cannot assure you that we will develop sufficient data and information to submit an IND for our products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on our business, financial condition or results of operations.

        The FDA regulates the manufacturing, product testing and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable good manufacturing practices and, in the case of medical devices, quality system regulation requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. We cannot assure that we will be able to comply with the applicable quality system regulation requirements. In addition, we are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure to comply with quality system regulations, or other FDA regulatory requirements, could have a material adverse effect on our business, financial condition or results of operations.

       We received approval from the FDA in June 2000 to market CoStasis in the United States. We received a CE Mark for CoSeal in February 2000 and filed a PMA application with the FDA in April 2001. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA related to CoSeal. We expect to address and satisfy the FDA's observations and comments in a timely manner. CoSeal was scheduled to be reviewed by the FDA panel in September 2001; however, due to national events, the meeting was postponed. We expect the rescheduling of the FDA review of CoSeal, as well as our response to the FDA's observations and comments from our FDA quality system regulation inspection will not impact our anticipated timeframe for approval. However, we cannot assure you that we will receive approval from the FDA to market CoSeal in the United States within our anticipated timeframe, or at all.

        The collagen used in our products is derived from the cow hides of United States cattle. Bovine spongiform encephalopathy, or BSE, was initially reported in cattle in the United Kingdom, characterized by degenerative lesions of the central nervous system. The source of infections in animals derives from eating infected sheep-derived feed. While the disease has been reported in European countries, we are not aware of any reports of BSE in United States cattle to date, and, currently we rely on a "closed herd" of United States cattle for our bovine collagen-based products. We cannot assure you that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters which may adversely affect our ability to manufacture, market or sell our bovine collagen-based products, which could have a material and adverse effect on our business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

        Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, we and any future strategic marketing partners that we may have may be required to seek international reimbursement approvals. If required, we cannot assure you that any of these approvals will be obtained in a timely manner, or at all, and failure to receive these international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which these approvals are sought.

        In the United States, health care providers, including hospitals and physicians, which purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. We anticipate that in a prospective payment system, such as the diagnostic-related group system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for our products and therefore no assurance that reimbursement for our products will be available. Accordingly, we believe that there will be no procedure-specific reimbursement codes for our products and therefore no assurance that reimbursement for our products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, we could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for these procedures would have a material adverse effect on our business, financial condition and results of operations. Our business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means.

PRODUCT LIABILITY AND INSURANCE

        The development, manufacture and sale of our products may expose us to product liability claims. To date, we have not been held liable for a products liability claim asserted against us. However, we cannot assure you that we will not experience losses due to product liability claims in the future. Although we currently have general liability insurance and product liability insurance, we cannot assure you that such coverage will be available to us in the future on reasonable terms, if at all. In addition, we cannot assure you that all of the activities encompassed within our business are or will be covered under our policies. We may require additional product liability coverage if we significantly expand commercialization of our products. This coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our business, financial condition and results of operations.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We have a history of operating losses and anticipate continued operating losses.

        Our operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that these expenses will continue to increase for the foreseeable future. While we had sales of Collagraft bone products of $1.2 million and $1.9 million for the years ended June 30, 2000 and 1999, respectively, we no longer reflect those product sales in our financial results as our interest in NeuColl fell below 50% in March 2000. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing and marketing our products in development and developing sales and marketing capabilities for our products, in Europe, the United States and other markets. We cannot assure you that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market our products or that we will ever record significant product revenues or achieve operating profitability.

We depend on the sale of our remaining shares of Boston Scientific and Pharming stock and additional financing to fund operations.

         The market prices of our equity investments are highly volatile. We cannot assure you that we will be able to sell any of the remaining shares of Boston Scientific or Pharming common stock at attractive prices if, when and as needed. In August 2001, Pharming announced its intent to file for receivership in order to seek protection from its competitors. It is uncertain at this time what the recoverable value will be for our equity investment in Pharming. In order to minimize further exposure to our equity investment portfolio, we expect to liquidate our Boston Scientific common stock and, if possible our Pharming common stock, at prevailing market prices instead of continuing a hedging strategy.

         We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the next twelve months. However, during this period and thereafter, we will require additional financing which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may have to significantly reduce our expenses and may not be able to continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which may adversely effect our business, financial condition and results of operations.

         If additional capital is raised through the issuance of equity securities, the percentage ownership of our existing stockholders will decline, stockholders may experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. Any debt financing, if available, used to raise additional capital may involve covenants limiting or restricting our operations or future opportunities.

We depend on a small number of customers for a substantial portion of our revenues and the loss of one of more of our significant customers could substantially reduce our revenues and prevent us from achieving operating profitability.

       We anticipate that for the foreseeable future we will continue to be primarily dependent on a small number of customers for our revenues. We currently are dependent on U.S. Surgical for the distribution of CoStasis. CoStasis is our only product currently being sold in the United States. For the fiscal year ended June 30, 2001, U.S. Surgical was our largest customer and accounted for 63% of our product sales. We anticipate that for the foreseeable future we will continue to be primarily dependent on U.S. Surgical and a small number of other customers for most of our revenues. The loss of U.S. Surgical or one or more of our other significant customers, for any reason, or reduced orders from our significant customers without replacement customers or orders would significantly reduce our revenues and adversely effect our ability to achieve operating profitability.

We must develop and commercialize our products to generate revenues.

        Except for CoStasis, CoSeal in Europe and our line of Intermediate Products, all of our products are in research or preclinical or clinical development and are not currently generating revenue. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that we will receive FDA approval of our CoSeal PMA application, that any of our other development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain additional CE Marks in Europe, on a timely basis, if at all, or that any PMA application submitted by us will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

        We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we believe that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We face competition from more recent products and technologies, including those developed by Genzyme Biosurgery, recently acquired Focal, Inc., and Fusion Medical Technologies, Inc. In the United States, there are several biosurgery products under development including those by the American Red Cross, Haemacure Corporation, and Cryolife. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs.

        Many of these companies and organizations have or will have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to, or competitive with, our planned product portfolio. Also, to the extent we commence manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on us, our financial condition and results of operations. See "Business -- Competition;" and "Business -- Manufacturing."

The market may not accept our products.

        CoStasis Surgical Hemostat is a device designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a device designed to seal anastomoses and sites of incision, in connection with surgery. We cannot assure that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and we cannot assure you that these recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of these systems outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a direct marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

We have limited marketing and sales capabilities.

        We currently have limited experience in marketing and selling our products, including those under development, and we do not have a significant direct marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we attempt to significantly develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and we cannot assure that these efforts will be successful. Failure to further develop and expand our direct sales and marketing force or enter into arrangements with other companies to market and sell our products will reduce our ability to generate revenues.

EMPLOYEES

        As of August 31, 2001, we had 80 employees, 26 of whom were engaged directly in research and new product development, 9 in regulatory affairs, quality assurance and clinical activities, 16 in manufacturing, 14 in sales and marketing and 15 in finance and administration. The number of employees in sales and marketing will likely increase as a result of our attempts to build a direct sales force to sell CoSeal in the United States. We maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting, hiring and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract, hire and retain this type of personnel. None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS

        The following information is as of August 31, 2001, except as specified below, regarding our executive officers.

NAME                                    AGE                          POSITION
----                                    ---                          --------
David Foster........................    44    Chief Executive Officer until October 1, 2001, Director
William G. Mavity...................    51    Chief Executive Officer and President beginning October 1,
                                              2001, Director
Frank DeLustro, Ph.D................    53    President and Chief Operating Officer until October 1,
                                              2001, Director
Ross Erickson.......................    56    Vice President, Regulatory Affairs, Clinical Research and
                                              Quality Assurance
George Y. Daniloff, M.D., Ph.D......    43    Vice President, Research and Development
Russ McDaniell......................    52    Vice President, Sales
David W.J. Smith....................    37    Vice President, Marketing and Business Development
Deborah Webster.....................    42    Vice President and Chief Administrative Officer
Sharon Kokubun......................    45    Vice President, Financial Operations


        David Foster, Chief Executive Officer and Director. Mr. Foster has served as our chief executive officer since January 1998. Mr. Foster will resign from his position as our chief executive officer effective October 1, 2001, and will not seek to serve as a director following our annual meeting of stockholders on October 30, 2001. From February 1997 to December 1997 he served as the senior vice president and general manager of the Collagen Technologies Group, a division of Collagen Aesthetics, Inc. From May 1992 until February 1997, Mr. Foster served as chief financial officer of Collagen. Mr. Foster served on the board of directors of Innovasive Devices, Inc. Mr. Foster has a B.S. in mechanical engineering and an M.B.A. from the University of California at Berkeley.

        William G. Mavity, Chief Executive Officer and President beginning October 1, 2001 and Director. Mr. Mavity will begin serving as our chief executive officer and president on October 1, 2001 and has served as a director since September 18, 2001. Prior to joining our company, Mr. Mavity served as president, chief executive officer and director of InnerDyne, Inc., a medical device company, from 1993 until the acquisition of InnerDyne by U.S. Surgical, a unit of Tyco International Ltd., in December 2000. From 1972 to 1993, Mr. Mavity served at Minnesota Mining and Manufacturing Company, frequently referred to as 3M, in positions of increasing responsibility including operations director (medical device division), general manager and manufacturing manager (Sarns/3M Health Care), and manufacturing manager (3M Health Care, Europe). Mr. Mavity holds a B.S. in mechanical engineering administration from the University of Delaware.

        Frank DeLustro, Ph.D., President, Chief Operating Officer and Director. Dr. DeLustro has served as our president and chief operating officer since January 1998. Dr. DeLustro will resign from his positions as our president and chief operating officer effective October 1, 2001, and will not seek to serve as a director following our annual meeting of stockholders on October 30, 2001. He served as president and chief executive officer of Cohesion Corporation from its inception in 1996 until December 1997. Prior to joining Cohesion Corporation, Dr. DeLustro served at Collagen for 13 years in positions of increasing responsibility, most recently as senior vice president, scientific affairs. Dr. DeLustro has a B.S. in biology from Fordham University and a Ph.D. in immunology/microbiology from Upstate Medical School, SUNY (Syracuse). He is the author of over 40 scientific publications and the holder of 18 U.S. patents.

        Ross Erickson, Vice President, Regulatory Affairs, Clinical Research and Quality Assurance. Mr. Erickson has served as our vice president, regulatory affairs, clinical research and quality assurance since January 1998. He was vice president of regulatory affairs and clinical affairs at Cohesion Corporation from May 1996 to December 1997. From January 1987 to April 1996, he held various positions with Collagen and was vice president of regulatory affairs and quality assurance from 1991. Mr. Erickson has a B.A. and an M.A. from Western Michigan University.

        George Y. Daniloff, M.D., Ph.D., Vice President, Research and Development. Dr. Daniloff has served as our vice president, research and development since February 2001. Prior to joining our company, Dr. Daniloff was chief scientific officer at Sensors for Medicine and Science, Inc. since 1997. Prior to that, he was director of research and development at Sanofi Diagnostics Pasteur, Inc., which was subsequently acquired by Beckman Coulter, Inc. From 1990 to 1996, Dr. Daniloff held several positions at Metra Biosystems, Inc., now part of Quidel Corporation, including senior director, research and development. Dr. Daniloff also served as senior chemist at Syva Company. Dr. Daniloff holds a Ph.D. in biochemistry and an M.D. degree, has published numerous papers and names on multiple patents.

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

        David W.J. Smith, Vice President, Marketing and Business Development. Mr. Smith has served as our vice president, marketing and business development since July 2001. Prior to joining our company, Mr. Smith was vice president strategic business development and vice president worldwide marketing for Carl Zeiss, Inc., an optical, scientific and industrial instruments company. From 1994 through 1998, he was at Biocompatibles International plc, a biomaterials and medical products company and served in various capacities, including vice president new business development, vice president marketing and general manager for U.S. Cardiovascular. From 1986 through 1994, Mr. Smith held various marketing management positions at Coopervision/Pilkington Visioncare, U.K. Mr. Smith holds a postgraduate degree in marketing from Bournemouth University.

        Deborah Webster, Vice President and Chief Administrative Officer. Ms. Webster has served as our vice president and chief administrative officer since January 1998. Ms. Webster joined Collagen in 1982 and served in various human resource and management positions until 1991, when she was appointed to vice president, human resources and administrative services. Ms. Webster has a B.A. from the University of California at Berkeley and completed the Stanford University Executive Program at the Graduate Business School.

        Sharon Kokubun, Vice President, Financial Operations. Ms. Kokubun has served as our vice president, financial operations since January 1998. Ms. Kokubun joined Collagen in April 1988 as assistant controller and was promoted in February 1994 to treasurer. Ms. Kokubun is a certified public accountant and has an M.B.A. in finance from the University of Hawaii.


ITEM 2. PROPERTIES

        Our principal executive, research and development, marketing, and manufacturing activities presently are located in Palo Alto, California. We lease approximately 33,000 square feet of a facility under a lease agreement that expires in 2004. We believe that our facilities are adequate to meet our requirements through the end of fiscal year 2002.

ITEM 3. LEGAL PROCEEDINGS

        Between August 2000 and September 2001, four actions have been filed in the U.S. District Court for the Northern District of California and one action has been filed in the Superior Court of California for the City and County of San Francisco, each by the same attorneys. The four federal actions are Crane v. Collagen Aesthetics et al.; Kerr et al. v. Inamed Corp. et al.; Vaernes v. Inamed Corp. et al.; and Campbell v. Inamed Corp et al. The state court action is Bell v. Inamed Corp. et al. All five actions allege personal injury claims arising out of the development and sale of Trilucent breast implants by an affiliate of Collagen Aesthetics. The implants were principally sold outside the United States, although clinical trials were conducted in the United States. We had no role in the development or sale of these products. The Crane, Campbell and Bell cases are personal injury complaints on behalf of single plaintiffs seeking monetary damages. The Kerr and Vaernes cases are purported class actions seeking "medical monitoring" and monetary damages. The Kerr purported class consists of overseas implant patients, while the Vaernes purported class consists of U.S. patients from the clinical trials.

         Pursuant to the Separation and Distribution Agreement between Collagen and our company, we have called upon Collagen to indemnify us with respect to these suits. Collagen has acknowledged its obligation to indemnify us, and has assumed our defense, with respect to the Bell, Campbell, Crane, Kerr, and Vaernes cases.

         In June 2001, the U.S. District Court for the Northern District of California dismissed the Crane and Kerr cases on the grounds of forum non conveniens, or lack of a convenient forum. As a condition of these dismissals, Collagen, our company and several of the other defendants agreed to litigate any claims brought by plaintiffs Crane and Kerr et al. in the United Kingdom. The plaintiffs Crane and Kerr et al. have filed notices of appeal of these dismissals by the U.S. District Court for the Northern District of California.

        Cohesion commenced an action in December 2000, Cohesion Technologies, Inc. v. Fusion Technology, Inc., in the U.S. District Court for the Northern District of California. Cohesion alleges that Fusion unlawfully contributes to infringement of Cohesion's U.S. Patent No. 6,110,484 by selling its product lines. Cohesion's complaint seeks monetary damages and a permanent injunction prohibiting the sale of Fusion's product lines. A trial date of April 22, 2002 has been set regarding this lawsuit.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

         Our common stock began trading on The Nasdaq Stock Market under the symbol CSON as of August 13, 1998. There was no public market for our common stock prior to that date. The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on The Nasdaq Stock Market by quarter in fiscal 2000 and 2001.

QUARTER ENDED                                             HIGH               LOW
                                                       ---------          ---------
September 30, 1999                                     $    6.00          $    5.75
December 31, 1999                                           9.13               8.75
March 31, 2000                                             15.00              12.06
June 30, 2000                                              12.25              11.50
September 30, 2000                                         11.94               8.00
December 31, 2000                                          10.50               5.13
March 31, 2001                                              8.00               4.38
June 30, 2001                                               5.91               3.38



SALES OF UNREGISTERED SECURITIES

         We have not engaged in any sale of unregistered securities in the year ended June 30, 2001.

HOLDERS OF RECORD

         At September 7, 2001 there were approximately 887 holders of record of our common stock.

DIVIDENDS

        We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  YEARS ENDED JUNE 30,
                                                                                  --------------------
                                                               2001          2000         1999          1998          1997
                                                            ---------     ---------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
Product sales                                               $   2,690     $   1,998     $   2,594     $   2,043     $   2,527
Other revenues                                                    291           500            --            --            --
                                                            ---------     ---------     ---------     ---------     ---------
Total revenues                                              $   2,981     $   2,498     $   2,594     $   2,043     $   2,527

Loss from operations                                        $ (20,338)    $ (21,187)    $ (24,908)    $ (31,483)    $ (16,358)
Net income (loss)                                           $ (11,981)    $   8,906     $   6,201     $  (9,567)    $   4,981

Earnings (loss) per common share - basic                    $   (1.29)    $    1.02     $    0.73
Pro forma earnings (loss) per common share - basic(1)                                                 $   (1.07)    $    0.57
Earnings (loss) per common share assuming dilution          $   (1.29)    $    0.93     $    0.72
Pro forma earnings (loss) per common share assuming
    dilution(1)                                                                                       $   (1.07)    $    0.56

Weighted average shares outstanding - basic(1)                  9,322         8,756         8,550         8,913         8,804
Weighted average shares outstanding assuming dilution(1)        9,322         9,557         8,635         8,913         8,930


                                                                                         JUNE 30,
                                                            -----------------------------------------------------------------
                                                               2001          2000          1999          1998          1997
                                                            ---------     ---------     ---------     ---------     ---------
BALANCE SHEET DATA:
Total assets                                                $  45,630     $  65,820     $  71,519     $  95,653     $ 114,604
Long-term liabilities                                           9,133        13,476        18,985        31,923        35,131

(1) Historical per share data has not been presented prior to fiscal year 1999 since our common shares were not outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of our common stock to Collagen's stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes and the other information included elsewhere in this annual report. Some of the statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The words "may," "will," "could," "should," "continue," "anticipates," "projects," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in forward-looking statements and are subject to risks and uncertainties. These risks include the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. In addition, we may not prevail in our patent infringement lawsuit claiming patent infringement by Fusion Medical Technologies, Inc. The risks related to this lawsuit that could cause our actual results to differ materially from those described in forward-looking statements include that the court may rule against us on the issue of infringement, we may not be awarded damages and/or permanent injunctive relief, the court could limit our ability to enforce our patent, we could be served with a counter suit, our patent could be declared invalid or the substantial cost and length of time and unpredictability associated with litigation. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see "Business - Government Regulation," "Business - Competition," and "Business - Additional Factors that Might Affect Future Results."

        We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following open and minimally invasive surgeries. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. CoSeal Surgical Sealant, our second surgical biosealant product, is designed for sealing vascular grafts and other tissues and sites of incision. In February 2000, we received a CE Mark for CoSeal. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. We filed a PMA application with the FDA for CoSeal in April 2001. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA related to CoSeal. We expect to address and satisfy the FDA's observations and comments in a timely manner. CoSeal was scheduled to be reviewed by the FDA panel in September 2001; however, due to national events, the meeting was postponed. We expect the rescheduling of the FDA review of CoSeal, as well as our response to the FDA's observations and comments from our FDA quality system regulation inspection will not impact our anticipated timeframe for approval. However, we cannot assure you that we will receive approval from the FDA to market CoSeal in the United States within our anticipated timeframe, or at all. We believe that our surgical products will provide several distinct advantages over currently available technologies, including ease of preparation and use, better delivery systems, improved safety profiles and clinical effectiveness. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin.

         We were organized in June 1997 as a Delaware corporation and wholly-owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation, now known as McGhan Medical since Collagen was acquired by Inamed Corporation. During fiscal 1998, Collagen proceeded to separate its aesthetic technologies group and its collagen technologies group, or CTG, into two independent, publicly-traded companies. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to our company, including various equity investments. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. We entered into various intercompany agreements with Collagen in connection with the distribution of our common stock.

         In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. In connection with the formation, we granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. We reported sales of Collagraft implants, an orthopedic product, through our investment in NeuColl up through March 31, 2000. During the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party in two tranches, which reduced our ownership interest from 100% to approximately 39% as of March 31, 2000. For the quarter ended March 31, 2000, we consolidated NeuColl's operating loss in our results of operations and reported the related minority interest for a two-month period. Beginning March 31, 2000, we no longer consolidated NeuColl into our financial results and instead, reported our share of NeuColl's operating income or loss under the equity method of accounting.

RESULTS OF OPERATIONS

Fiscal Years Ended June 30, 2001, 2000, and 1999

        Revenues were $3.0 million, $2.5 million, and $2.6 million for fiscal years 2001, 2000, and 1999, respectively. Fiscal 2001 and 2000 revenues include other contract revenue of $0.3 million and $0.5 million, respectively, related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Product sales were $2.7 million in fiscal 2001 compared to $2.0 million in fiscal 2000 and $2.6 million in fiscal 1999. Fiscal 2001 product sales increased 227% from fiscal 2000 sales of $0.8 million, excluding NeuColl, primarily due to U.S. CoStasis sales to U.S. Surgical. Product sales in fiscal 2000 decreased from 1999 because fiscal 2000 sales reflect only nine months of Collagraft product sales. Product sales to U.S. Surgical for fiscal years 2001, 2000 and 1999 were $1.7 million, $0.3 million and $-0- million, respectively. As of March 31, 2000, we no longer consolidated NeuColl's sales and operating expenses into our financial results as our ownership interest fell below 50%. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through a third party firm, such as U.S. Surgical. Our business and financial results could be adversely affected in the event that this third party firm is, or other third party firms are, unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

        Cost of sales as a percentage of product sales was 229%, 167%, and 76% for fiscal years 2001, 2000, and 1999, respectively. The increases in cost of sales as a percentage of sales in fiscal years 2000 and 1999 were primarily due to manufacturing startup costs for the CoStasis and CoSeal products. Gross margins were negative for fiscal years 2001, 2000 and 1999 and reflected a high level of fixed manufacturing costs that are independent of sales volume in each of these fiscal years.

        Research and development expenses were $10.3 million, $12.4 million and $15.3 million for fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 research and development spending decreased 18% from fiscal 2000 due to timing of clinical trial expenses and no NeuColl orthopedic program expenses. The decrease in fiscal 2000 research and development spending from 1999 was due primarily to timing of clinical trial expenses and lower spending in our recombinant programs. Research and development expenses for fiscal years 2001, 2000 and 1999 reflect reimbursement from McGhan Medical for the recombinant human collagen program in accordance with the intercompany agreements entered into between our company and Collagen in connection with our spin-off from Collagen.

        Selling, general and administrative expenses were $6.5 million, $6.5 million and $6.8 million in fiscal 2001, 2000, 1999, respectively. Fiscal 2001 selling, general and administrative spending were flat compared to fiscal 2000. Legal fees related to the Fusion lawsuit and increased support costs in fiscal 2001 were offset by no NeuColl expenses. The slight decrease in selling, general and administrative spending in fiscal 2000 over the prior year is due to spin-off related costs incurred in fiscal 1999.

        Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Pursuant to the intercompany agreements with us, Collagen transferred its interest in Cohesion Corporation to us effective January 1, 1998. During fiscal years 2001, 2000 and 1999, we recorded $0.4 million, $1.4 million and $3.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the former holder thereof remains an employee or consultant of our company. Currently, we expect to record an additional $0.1 million of compensation expense with respect to the cash-out of canceled options, which will be recognized during the September 2001 quarter.

        Realized gains on investments were $0.7 million, $31.8 million and $36.3 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the gains were primarily from the sale of Johnson & Johnson common stock. In fiscal 2000 and 1999, the gains were primarily from the sale of common stock of Boston Scientific Corporation. During fiscal 2000, gains also included $4.4 million resulting from a business combination between Innovasive Devices and Johnson & Johnson. The timing and number of shares of common stock sold have depended on market conditions and our anticipated cash needs in the past. However, in order to minimize exposure to our equity investment portfolio, we expect to liquidate our Boston Scientific common stock and, if possible our Pharming common stock, at prevailing market prices instead of continuing a hedging strategy.

        Equity in losses of affiliates of $20,000 in fiscal 2000 were related to the investment in NeuColl. The fiscal 1999 impairment of investments of $1,321,000 was due to a writedown of the Innovasive Devices investment.

        Interest income was $1,168,000, $987,000 and $94,000 in fiscal 2001,
2000 and 1999, respectively. The increases in fiscal 2001 and 2000 were due to higher average cash and cash equivalent balances during the fiscal year.

        Interest expense was $244,000, $224,000 and $15,000 in fiscal 2001, 2000 and 1999, respectively. Interest expense in fiscal 2001 and 2000 was related to our obligation under our capital lease. In fiscal 1999, interest expense was related to short-term borrowings secured by the Boston Scientific common stock.

        In fiscal 2001, we recorded a tax benefit, which primarily reflects a refund for taxes we expect to receive from the carryback of the current fiscal year's loss. Our effective tax rate for fiscal 2000 was 22% due to tax benefits related to investments and equity losses in affiliate companies. The tax rate for fiscal 1999 was 39%, which primarily reflected utilization of credits for research and development expenditures.

SEGMENT INFORMATION

        Historically, we have operated in two segments: 1) our surgical business and 2) our orthopedics business. Our surgical segment develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants, such as CoStasis and CoSeal, for tissue repair and regeneration. In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R) and NeuVisc(TM). For a discussion of Collagraft sales, see revenue discussion in "- Results of Operations." Our ownership interest in NeuColl decreased from 100% to below 50% as of March 31, 2000 due to financing received by NeuColl from a third party. Beginning March 31, 2000, we no longer consolidated NeuColl into our financial results and instead, reported our share of NeuColl's income or loss under the equity method of accounting. As of June 30, 2001, the carrying value of our investment in NeuColl was zero. Subsequent to March 31, 2000, we operated in only one segment, our surgical business. Additional financial information with respect to our segments can be found in Note 11 to our financial statements contained in Part II, Item 8 of this annual report.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2001, cash and investments were $27.3 million compared to $51.3 million at June 30, 2000. Net cash used in operating activities was $16.4 million, $21.5 million, and $28.8 million for fiscal 2001, 2000, and 1999, respectively.

        For the fiscal year ended June 30, 2001, cash provided by investing activities of $12.4 million was related to proceeds of approximately $8.0 million from the sale of equity investments and proceeds of approximately $4.2 million from the maturity of our equity collars, which were offset by $0.8 million for capital expenditures. Currently, we anticipate that capital expenditures will not exceed $2.0 million in fiscal 2002. Net cash provided by financing activities for the fiscal year ended June 30, 2001 included $0.8 million of proceeds from stock programs (incentive stock options and employee stock purchases), which were offset by payments of approximately $0.8 million on a capital lease obligation.

        Our principal sources of liquidity include our marketable equity investments, cash, and cash equivalents. We anticipate that stock sales will be made from time to time, with the objective of generating cash to fund operations. We may defer sales of equity investments for tax planning purposes or other reasons, although decisions concerning prospective stock sales will also be affected by the then-current market price of the common stock. However, in order to minimize exposure to our equity investment portfolio, we expect to liquidate our Boston Scientific common stock and, if possible our Pharming common stock, at prevailing market prices instead of continuing a hedging strategy. In August 2001, one of our investments, Pharming N.V., filed for receivership. As a result, we expect to record a $5.6 million loss, the cost basis of our Pharming common stock investment, for the writedown of this investment in the September 2001 quarter.

        We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the next twelve months. However, during this period and thereafter, we will require additional financing which may include attempting to sell equity securities or to secure debt financing or other financing arrangements. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

        In September 1998, our board of directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 18, 2001, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in fiscal 2001 or in the first quarter of fiscal 2002.

        In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, Cohesion offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We will make this option payment ratably over the original vesting period of the canceled option so long as the holder thereof remains an employee or consultant of our company. We expect to record an additional $0.1 million of compensation expense with respect to the cash-out of canceled options during the September 2001 quarter.

         In February 1999, we formed a new subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field, which included Collagraft and NeuVisc(TM), a collagen-based intra-articular implant. We provided the initial funding for NeuColl; however, during the quarter ended March 31, 2000, NeuColl obtained a total of $4.0 million in financing from a third party, reducing our ownership interest from 100% to below 50%. Accordingly, NeuColl's operations were no longer consolidated from that date forward and we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2001, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

EXEMPTION FROM INVESTMENT COMPANY REGULATION

         Given the composition of our assets during the last fiscal year, we might have fallen within the definition of investment company under the Investment Company Act of 1940, as amended, or the "Investment Company Act" and might have been required to register as an investment company. Because of this possibility and the fact that registration as an investment company would not have permitted us to accomplish many of its business objectives and policies, we applied for and obtained an order of the Securities and Exchange Commission under Sections 6(c) and 6(e) of the Investment Company Act. The order exempted us from all provisions of the Investment Company Act, except Sections 9, 17(e), 17(f) and 37 through 53 of the Investment Company Act, and the rules and regulations under these sections, with certain exceptions as described in our application to the SEC for an order of exemption. We and certain other persons in their transactions with us, were required to comply with these provisions as if we were a registered investment company. The order expired on August 18, 2001, and we determined that, given the current composition of our assets, we are no longer in a position to be deemed to be an investment company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, we utilize derivative financial instruments. We do not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

         The primary objective of our debt investment portfolio is to preserve principal. We invest in debt instruments that meet high credit quality standards and limit the amount of credit exposure to any one issue, issuer, or type of instrument. We also limit the maturity of debt investments to 400 days or less. As of June 30, 2001 and 2000, we held approximately $9,475,000 and $12,510,000 of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $20,000 and $30,000 as of June 30, 2001 and 2000, respectively. This estimate is based on sensitivity analyses performed on our financial positions at June 30, 2001 and 2000. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

         We are exposed to equity security price risks on investments in Boston Scientific and Pharming Group, N.V. common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, we entered into costless collar instruments that expired quarterly from August 1998 through May 2001, which required settlement in cash. At June 30, 2001 there were no shares hedged using these collars. The fair values of these investments as of June 30, 2001 and 2000 are as follows (in thousands):

EQUITY INVESTMENTS                                      2001              2000
--------------------------------------------------------------------------------
Boston Scientific                                      $12,337           $15,921

Boston Scientific, Collar                                  ---             2,198

Johnson & Johnson                                          ---             8,150

Pharming Group N.V                                       4,867            10,894
                                                       -------           -------

Total                                                  $17,204           $37,163
                                                       =======           =======


As of June 30, 2001, we held an equity investment in the Pharming Group N.V. with a fair value of approximately $4.9 million and a cost basis of approximately $5.6 million. In August 2001, Pharming announced its intent to file for receivership in order to seek protection from its creditors because a financing facility that was previously announced could not be obtained. Pharming indicated that receivership will be sought following a breakdown of certain discussions with potential partners for mergers with or acquisition of Pharming. As a result of Pharming's intent to file for receivership, the value of our investment was impaired and we may not be able to sell any of our remaining shares of Pharming stock at attractive prices or at all. We expect to record a $5.6 million loss for the writedown of this investment in the September 2001 quarter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                                            PAGE
                                                                                                            ----
COHESION TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors..........................................................  28
Consolidated Balance Sheets as of June 30, 2001 and 2000...................................................  29
Consolidated Statements of Operations and of Comprehensive Income (Loss) for the years ended June 30, 2001, 2000 and 1999......................................................................  30
Consolidated Statements of Stockholders' and Parent Company Equity for the years ended June
   30, 2001, 2000 and 1999.................................................................................  31
Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000 and 1999.....................  32
Notes to Consolidated Financial Statements.................................................................  33
Supplementary Quarterly Consolidated Financial Data (unaudited)............................................  47

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cohesion Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' and parent company equity, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesion Technologies, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, in fiscal year 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

                                                  /s/ ERNST & YOUNG LLP

Palo Alto, California
July 24, 2001,
except for note 15, as to which the date is August 13, 2001.

                           COHESION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)

                                                                                              JUNE 30,
                                                                                        --------------------
                                                                                          2001        2000
                                                                                        --------    --------
ASSETS
Current assets:
  Cash and cash equivalents .........................................................   $ 10,101    $ 14,154
  Restricted cash - current portion .................................................        867         792
  Accounts receivable, less allowance for doubtful accounts of $112 ($78 in 2000) ...        462          78
  Inventories .......................................................................      2,706       2,508
  Income tax receivable and other deferred taxes ....................................      4,304          --
  Derivative financial instruments ..................................................         --       2,198
  Other current assets ..............................................................        913       1,189
                                                                                        --------    --------
         Total current assets .......................................................     19,353      20,919
Property and equipment, net:
  Machinery and equipment ...........................................................      5,792       5,874
  Leasehold improvements ............................................................      4,192       4,792
                                                                                        --------    --------
                                                                                           9,984      10,666
  Accumulated depreciation and amortization .........................................     (4,956)     (4,785)
                                                                                        --------    --------
                                                                                           5,028       5,881
Investment in equity securities .....................................................     17,204      34,965
Other assets ........................................................................      4,045       4,055
                                                                                        --------    --------
                                                                                        $ 45,630    $ 65,820
                                                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................................................   $    613    $    920
  Accrued compensation ..............................................................        467         629
  Accrued liabilities ...............................................................      2,718       2,401
  Deferred revenue ..................................................................        380         150
  Income taxes payable ..............................................................        904         681
  Current portion of capital lease obligation .......................................        867         792
                                                                                        --------    --------
         Total current liabilities ..................................................      5,949       5,573

Long-term liabilities:
 Deferred income taxes ..............................................................      6,298      10,237
 Obligation under capital lease .....................................................      1,757       2,639
 Deferred revenue ...................................................................      1,078         600

Stockholders' equity:
  Preferred stock, $.001 par value, authorized: 5,000,000 shares,
    issued and outstanding: no shares at June 30, 2001 and 2000 .....................         --          --
  Common stock, $.001 par value, authorized: 15,000,000 shares, issued: June 30, 2001 - 9,420,259 shares; June 30, 2000- 9,246,227 shares;
    outstanding: June 30, 2001 - 8,905,159 shares; June 30, 2000 - 8,731,127 shares .         10          10
  Additional paid-in capital ........................................................     21,334      20,571
  Retained earnings .................................................................      2,630      14,611
  Accumulated other comprehensive income ............................................      8,548      13,553
  Treasury stock, at cost, 515,100 shares at June 30, 2001 and 2000 .................     (1,974)     (1,974)
                                                                                        --------    --------
         Total stockholders' equity .................................................     30,548      46,771
                                                                                        --------    --------
                                                                                        $ 45,630    $ 65,820
                                                                                        ========    ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEARS ENDED JUNE 30,
                                                                               --------------------------------
                                                                                 2001        2000        1999
                                                                               --------    --------    --------
Revenue:
 Product sales .............................................................   $  2,690    $  1,998    $  2,594
 Other revenue .............................................................        291         500          --
                                                                               --------    --------    --------
                                                                                  2,981       2,498       2,594
Costs and expenses:
  Cost of sales and manufacturing start-up costs ...........................      6,158       3,341       1,984
  Research and development .................................................     10,257      12,438      15,292
  Selling, general and administrative ......................................      6,479       6,475       6,841
  Compensation expense related to cancelled stock
     options ...............................................................        425       1,431       3,385
                                                                               --------    --------    --------
          Total costs and expenses .........................................     23,319      23,685      27,502
                                                                               --------    --------    --------
Loss from operations .......................................................    (20,338)    (21,187)    (24,908)

Other income (expense):
  Realized gain on investments .............................................        726      31,763      36,269
  Impairment of investment .................................................         --          --      (1,321)
  Equity in losses of affiliates ...........................................         --         (20)         --
  Interest income ..........................................................      1,168         987          94
  Interest expense .........................................................       (244)       (224)        (15)
                                                                               --------    --------    --------
Income (loss) before provision (benefit) for
  income taxes, minority interest and accounting
  change ...................................................................    (18,688)     11,319      10,119
Provision (benefit) for income taxes .......................................     (6,578)      2,546       3,918
                                                                               --------    --------    --------


Income (loss) before minority interest and accounting change ...............    (12,110)      8,773       6,201
Minority interest (benefit) in net loss of subsidiary ......................         --        (133)         --
                                                                               --------    --------    --------

Income (loss) before cumulative effect of accounting change ................    (12,110)      8,906       6,201
Cumulative effect of accounting change, net of tax .........................        129          --          --
                                                                               --------    --------    --------
Net income (loss) ..........................................................   $(11,981)   $  8,906    $  6,201
                                                                               ========    ========    ========

Income (loss) per common share before cumulative effect of accounting change   $  (1.30)   $   1.02    $   0.73
Cumulative effect of accounting change, net of tax .........................       0.01          --          --
                                                                               --------    --------    --------
Earnings (loss) per common share - basic ...................................   $  (1.29)   $   1.02    $   0.73
                                                                               ========    ========    ========

Earnings per common share assuming dilution ................................   $  (1.29)   $   0.93    $   0.72
                                                                               ========    ========    ========

Weighted average shares outstanding ........................................      9,322       8,756       8,550
                                                                               ========    ========    ========
Weighted average shares outstanding assuming
  dilution .................................................................      9,322       9,557       8,635
                                                                               ========    ========    ========

Net income (loss) ..........................................................   $(11,981)   $  8,906    $  6,201
Change in unrealized gain on available-for-sale
   investments, net of tax .................................................     (5,005)    (12,755)    (17,525)
                                                                               --------    --------    --------
Total comprehensive income (loss) ..........................................   $(16,986)   $ (3,849)   $(11,324)
                                                                               ========    ========    ========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                                        TOTAL STOCK-
                                                                                                                           HOLDERS'
                                                                                                ACCUMULATED                 AND
                                       COMMON STOCK       ADDITIONAL     PARENT                    OTHER                   PARENT
                                       ------------        PAID-IN       COMPANY     RETAINED  COMPREHENSIVE TREASURY      COMPANY
                                   SHARES       AMOUNT     CAPITAL       EQUITY      EARNINGS      INCOME     STOCK        EQUITY
                                  --------     --------    --------     --------     --------     --------   --------     --------
Balance at June 30, 1998 .......     8,861          $--    $  9,621     $  4,961          $--     $ 43,833        $--     $ 58,415
Other advances to Collagen
   Aesthetics, Inc. ............       (14)          --                     (290)          --           --         --         (290)
Separation from Collagen
   Aesthetics, Inc. ............        --            9       5,158       (5,167)          --           --         --           --
Stock-based compensation .......        --           --          12           --           --           --         --           12
Common stock issuance from
   exercise of stock
   options and employee
   stock purchase plan .........       106           --         402           --           --           --         --          402
Net income .....................        --           --          --          496        5,705           --         --        6,201
Decrease in unrealized gain
   on investments, net of tax ..        --           --          --           --           --      (17,525)        --      (17,525)
Treasury stock purchased .......      (515)          --          --           --           --           --     (1,974)      (1,974)
                                  --------     --------    --------     --------     --------     --------   --------     --------
Balance at June 30, 1999 .......     8,438            9      15,193           --        5,705       26,308     (1,974)      45,241
Stock-based compensation .......        --           --          83           --           --           --         --           83
Common stock issuance from
   exercise of stock
   options and employee
   stock purchase plan .........       808            1       5,295           --           --           --         --        5,296
Net income .....................        --           --          --           --        8,906           --         --        8,906
Decrease in unrealized gain
   on investments, net of tax ..        --           --          --           --           --      (12,755)        --      (12,755)
                                  --------     --------    --------     --------     --------     --------   --------     --------
Balance at June 30, 2000 .......     9,246           10      20,571           --       14,611       13,553     (1,974)      46,771
Stock-based compensation .......        --           --          (8)          --           --           --         --           (8)
Common stock issuance
   from exercise of stock
   options and employee
   stock purchase plan .........       174          ---         771           --           --           --         --          771
Net loss .......................        --           --          --           --      (11,981)          --         --      (11,981)
Decrease in unrealized gain
   on investments, net of tax ..        --           --          --           --           --       (5,005)        --       (5,005)
                                   --------     --------    --------     --------     --------     --------   --------     --------
Balance at June 30, 2001 .......     9,420     $     10    $ 21,334          $--     $  2,630     $  8,548   $ (1,974)    $ 30,548
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

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED JUNE 30,
                                                               --------------------------------
                                                                 2001        2000        1999
                                                               --------    --------    --------
Cash flows from operating activities:
  Net income (loss) ........................................   $(11,981)   $  8,906    $  6,201

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Stock-based compensation ..............................         --          83          12
     Depreciation and amortization .........................      2,132       2,370       1,311
     Equity in losses of affiliates ........................         --          20          --
     Impairment of investments .............................         --          --       1,321
     Loss on disposal of property and equipment ............         55          --         174
     Cumulative effect of accounting change ................       (129)         --          --
     Realized gains on investments .........................       (726)    (31,763)    (36,269)
     Deferred revenue ......................................        708       1,250          --
     Deferred income taxes .................................     (1,408)        498      (1,149)
     Decrease (increase) in assets:
       Accounts receivable .................................       (385)        817        (423)
       Inventories .........................................       (718)     (1,532)       (895)
       Income tax receivable and current deferred tax asset      (4,304)         --          --
       Other ...............................................        208         955         153
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other .....       (159)     (2,852)         88
       Income taxes payable ................................        223        (273)        653
                                                               --------    --------    --------
  Total adjustments ........................................     (4,503)    (30,427)    (35,024)
                                                               --------    --------    --------
         Net cash used in operating activities .............    (16,484)    (21,521)    (28,823)
                                                               --------    --------    --------

Cash flows from investing activities:
  Proceeds from sale of investments ........................      8,021      23,107      34,786
  Proceeds from disposition of fixed assets ................        136          --          --
  Proceeds from sales of other affiliate stock .............         --          --       1,133
  Proceeds from equity collars .............................      4,192       4,893       2,769
  Proceeds from maturities of short-term investments .......         --          --       1,016
  Proceeds from sale of restricted cash investments ........        818          --          --
  Purchases of restricted cash investments .................         --      (3,800)         --
  Expenditures for property and equipment ..................       (701)     (1,105)     (5,661)
  Increase in other assets .................................         --        (385)         --
                                                               --------    --------    --------
         Net cash provided by investing activities .........     12,466      22,710      34,043
                                                               --------    --------    --------

Cash flows from financing activities:
  Proceeds from sale-leaseback of equipment and leasehold
     improvements ..........................................         --       4,188          --
  Payment of capital lease obligation ......................       (806)       (757)         --
  Proceeds from short-term borrowings ......................         --          --       3,250
  Repayment of short-term borrowings .......................         --          --      (3,250)
  Purchase of treasury stock ...............................         --          --      (1,974)
  Proceeds from exercise of stock options and employee stock
     purchase plan .........................................        771       5,295         402
                                                               --------    --------    --------
         Net cash provided by (used in) financing activities        (35)      8,726      (1,572)
                                                               --------    --------    --------

Net increase (decrease) in cash and cash equivalents .......     (4,053)      9,915       3,648
Cash and cash equivalents at beginning of year .............     14,154       4,239         591
                                                               --------    --------    --------
Cash and cash equivalents at end of year ...................   $ 10,101    $ 14,154    $  4,239
                                                               ========    ========    ========

Supplemental disclosures of cash flow information
Cash paid during the year for:
  Interest .................................................   $    229    $    224    $     15
  Income taxes (net of refunds) ............................   $     --    $  1,770    $  4,185



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

        Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized in June 1997 as a Delaware corporation and a wholly-owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen"), and now known as McGhan Medical ("McGhan") since Collagen was acquired by Inamed Corporation. In fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of the Company's common stock for each share of Collagen common stock outstanding (the "distribution"). The financial statements of Cohesion include the operating results of Cohesion Corporation, a subsidiary of the Company, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 7, "Acquisitions of Cohesion Corporation").

  Principles of Consolidation

        The consolidated financial statements include the accounts of Cohesion and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Cohesion operated in two industry segments through March 2000, focusing on the development and sale of surgical products and orthopedic products. Investments in unconsolidated subsidiaries, and other equity investments in which Cohesion has a 20% to 50% interest or otherwise has the ability to exercise significant influence, are accounted for under the equity method.

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

        Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of June 30, 2001 and 2000 and for the years ended June 30, 2001, 2000 and 1999.

Marketable equity securities are carried at fair value with the unrealized gains and losses, net of tax, included in other comprehensive income. Restricted equity securities are carried at cost or estimated realizable value, if less. The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices.

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

   Derivative Instruments, Hedging Activities and Change in Accounting Principle

        At June 30, 2001, Cohesion held 725,720 shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the "Collars"), to hedge a portion of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a combination of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other. Therefore, there was no initial cost or cash outflow for these instruments. Cohesion obtained the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock would be at least partially offset by an associated increase in the value of the Collars. At June 30, 2001, Cohesion did not hold any equity collars.

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

        Under SFAS 133, the Company's costless collar instruments on Boston Scientific common stock were considered to be derivatives and were carried on the balance sheet at fair value. The fair value of collar instruments are determined by broker quotes. The Company had designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific common stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) were considered to be effective in offsetting the overall changes in the fair value of the investment. When the share price of Boston Scientific common stock was outside the fair value of the collar it was considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net. Gains or losses from the collar instruments will be recognized as gains on investments, net when the underlying hedged asset is sold. Until the underlying hedged asset is sold, these gains or losses are deferred and recorded as accumulated other comprehensive income. Equity collar instruments that do not qualify for hedge accounting or early termination of these instruments would be recognized in other income (expense).

        Prior to July 1, 2000, realized gains and losses on the Collars were recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, were recorded as an adjustment to other comprehensive income.

  Inventories

        Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market. Inventories comprise the following at June 30, 2001 and 2000, respectively:


                                                               JUNE 30,
                                                      --------------------------
                                                       2001                2000
                                                      ------              ------
                                                            (IN THOUSANDS)
Raw materials ..........................              $1,157              $  692
Work-in-process ........................                 842                 925
Finished goods .........................                 707                 891
                                                      ------              ------
                                                      $2,706              $2,508
                                                      ======              ======

  Property and Equipment

        Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment...........................................  3 - 7 years
Leasehold improvements............................................  Term of lease, current lease expires November
                                                                    2004

  Intangible Assets

        Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired. As of June 30, 2001 and 2000, gross intangible assets were $2,265,000 net of accumulated amortization of $2,265,000 and $2,016,000, respectively. Intangible assets are recorded in other assets in the consolidated balance sheet.

  Loans to Officers and Employees

Principal plus accrued interest due from officers and employees totaled $19,208 and $27,323 at June 30, 2001 and 2000, respectively.

 Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company receives payments from customers for product sales and licenses. The license payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

                  Product Sales: Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns.

                  License Fees and Milestone Payments: Fees to license distribution rights of the Company's products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved.

  Earnings Per Share

       Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their market price during the years ended June 30, 2001, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for 2001, 2000 and 1999:

                                                                         JUNE 30,
                                                                 -----------------------
                                                                  2001     2000     1999
                                                                 -----    -----    -----
                                                                      (IN THOUSANDS)
Basic (weighted average common shares outstanding) ............  9,322    8,756    8,550
Dilutive effect of stock options ..............................     --      801       85
                                                                 -----    -----    -----

Weighted average common shares outstanding, assuming dilution    9,322    9,557    8,635
                                                                 =====    =====    =====

  Concentration of Credit Risk

        Cohesion sells its intermediate products (Vitrogen, Cell Prime, and Zygen) to various universities and institutions. CoStasis(TM) is sold to U.S. Surgical ("USS") in the U.S. Both CoStasis and CoSeal are sold to USS and certain specialty distributors in Europe. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management's expectations. Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion's working capital.

Stock-Based Compensation

       The Company accounts for employee stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for options issued to employees.

2. NEUCOLL, INC.

         In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained $4 million in financing from a third party, $2 million of which was received in February 2000 and the remaining $2 million on March 31, 2000, reducing the Company's ownership interest from 100% to approximately 60% and 39%, respectively. For the quarter ended March 31, 2000, the Company consolidated NeuColl's operating results in its results of operations and reported the related minority interest benefit of $133,000 for a two-month period. Upon receipt of the second tranch of financing on March 31, 2000, the Company's voting interest in NeuColl decreased below 50%. Accordingly, Neucoll's operations were no longer consolidated from that date forward, and the Company began to report its share of NeuColl's operating results under the equity method of accounting. As of June 30, 2001 and 2000, the Company's receivable balance from NeuColl was approximately $38,000 and $331,000, respectively, with no carrying value assigned to the investment. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. Cohesion entered into a Service Agreement with NeuColl effective February 1999 which provided NeuColl facility and general and administrative services at specified costs through June 2001. Reimbursements from NeuColl totaled approximately $199,000 and $360,000 in fiscal 2001 and 2000, respectively.

3. MARKETING AND DISTRIBUTION AGREEMENT WITH U.S. SURGICAL AND TYCO HEALTHCARE GROUP

         In September 2000, Cohesion entered into a marketing and distribution agreement with Tyco Healthcare Group AG ("Tyco") for CoSeal. The Tyco territories include the European Union, Eastern Europe, Middle East and certain other countries in Russia and Africa. The Company received a $1.0 million upfront license fee in fiscal 2001, which is being recognized over the period of the distribution agreement. In November 1999, Cohesion entered into a marketing and distribution agreement with USS for CoStasis. The USS territories include the U.S., European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The agreement provides for milestone payments which are payable upon certain events. The Company received $1.25 million in payments from USS in fiscal 2000, of which $0.5 million was recognized as Other Revenue in the statement of operations, and the remaining $0.75 million was deferred for recognition in future periods. In accordance with our revenue recognition policy, fees for license distribution rights are recognized over the period of the distribution agreement while milestone payments are recognized when the milestone is achieved. The revenue recognized on these agreements was $291,000 and $500,000 in fiscal 2001 and 2000, respectively.

4. CONTRACTUAL AGREEMENTS WITH MCGHAN MEDICAL

        Cohesion entered into various intercompany agreements with Collagen effective January 1, 1998. Under the terms of the Collagen Supply Agreement, McGhan Medical supplies certain products to Cohesion at a cost based on a defined formula. Under the terms of the Recombinant Technology and Development License Agreement, Cohesion and McGhan Medical are collaborating to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. Reimbursements for fiscal 2001, 2000 and 1999 were approximately $723,000, $304,000 and $964,000, respectively. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date.

5. INVESTMENTS IN DEBT SECURITIES

        As of June 30, 2001 and 2000, corporate debt securities were held in various short-term corporate obligations totaling $9,475,000 and $12,510,000, respectively. Available-for-sale debt securities are carried at amortized cost which approximates fair value. During fiscal years 2001, 2000 and 1999, the Company had no sales of its available-for-sale debt securities.

6. INVESTMENTS IN EQUITY SECURITIES (SEE ALSO NOTE 15 - SUBSEQUENT EVENTS)

The following is a summary of the aggregate estimated fair value, value of equity collars, gross unrealized gains and losses and cost of the Company's investments in equity securities:

                                                              JUNE 30,
                                                     ---------------------------
                                                       2001               2000
                                                     --------           --------
                                                           (IN THOUSANDS)
Cost ......................................          $  7,150           $ 14,316
Gross unrealized losses ...................              (714)                --
Gross unrealized gains ....................            10,768             20,649
                                                     --------           --------
                                                       17,204             34,965
Value of equity collars ...................                --              2,198
                                                     --------           --------
Estimated fair value ......................          $ 17,204           $ 37,163
                                                     ========           ========

Equity Collar

        To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expired quarterly from August 1998 through May 2001 and required settlement in cash. At June 30, 2001, there were no shares hedged under these collars. The call options were collateralized by shares of Boston Scientific common stock held by Cohesion. The realized gain of $4,192,000 related to the maturity of collars that were designated as fair value hedges will be recognized when the underlying Boston Scientific stock is sold.

 Impairment of Investment

         At June 30, 1999, the Company determined that its cost basis in Innovasive Devices had incurred other-than-temporary impairment and adjusted the cost basis down to market value. The resulting $1.3 million write-down in cost basis at June 30, 1999, was included in "Impairment of investment " in the accompanying consolidated statements of operations.

Realized Gain on Business Combinations

        In June 2000, the shares of common stock of Innovasive Devices were exchanged for 80,005 shares of Johnson & Johnson common stock as a result of a business combination between the two companies. At the time of the exchange, Cohesion realized a gain of $4.4 million, which is included in "Realized gain on investments" in the statement of operations. In July 2000, the shares of Johnson & Johnson common stock were sold for net proceeds of $8,021,000.

7. ACQUISITIONS OF COHESION CORPORATION

        Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation was a privately-held company developing novel biomaterials in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company's Board of Directors approved a program to cancel the remaining options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company is making this Option Payment ratably over the original vesting period of the Canceled Option so long as the holder thereof remains an employee or consultant of the Company. The Company recorded compensation expense of approximately $0.4 million, $1.4 million and $3.4 million in fiscal 2001, 2000 and 1999, respectively. The Company expects to record an additional $0.1 million of compensation expense to be recognized during the September 2001 quarter.

8. CAPITAL LEASE OBLIGATION

     During fiscal 2000, the Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease has a term of 48 months with an option at the end of the lease term for either a one year extension or a purchase of all leased assets at 20% of the leased amount. Rental payments are based on a monthly equivalent rental payment factor of the amount leased. The capital lease obligation is secured by equipment and $3,057,000 of restricted cash. The following is a schedule of future minimum lease payments as of June 30, 2001 (in thousands):

Fiscal Year       2002               $1,035
                  2003                1,016
                  2004                  838
                                     ------
                                      2,889    Total future minimum lease payments
                                       (265)   Less: Amount representing interest
                                     ------
                                      2,624    Present value of net minimum lease payments
                                        867    Current portion of capital lease obligation
                                     ------
                                     $1,757    Long term portion of capital lease obligations
                                     ======


9. COMMITMENTS

  Minimum lease payments

        Future minimum lease payments to third parties under noncancelable operating leases at June 30, 2001 are as follows (in thousands):

Fiscal Year 2002.....................................    $    654
Fiscal Year 2003.....................................         654
Fiscal Year 2004.....................................         654
Fiscal Year 2005.....................................         271
Fiscal Year 2006 and thereafter......................          --
                                                         --------
          Total minimum lease payments...............    $  2,233
                                                         ========

        Rental expense was $622,000, $654,000 and $814,000 in fiscal 2001, 2000 and 1999, respectively.

  Short-Term Borrowing Agreement

       Through the fiscal year ended June 30, 2001, the Company had a short-term borrowing arrangement with a securities brokerage firm. The interest rate on the demand loan was based on LIBOR + 1-1/8% and any borrowings would be collateralized by the Company's investment in Boston Scientific common stock (see Note 6, "Investments in Equity Securities"). At June 30, 2001, there was no balance outstanding under the arrangement.

10.  STOCKHOLDERS' AND PARENT COMPANY EQUITY

  Parent Company Equity

       Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the distribution date. Retained earnings was established thereafter, and include net income for the Company since August 19, 1998.

  Preferred Stock

        Cohesion has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. Each share of preferred stock is convertible into one share of common stock at the option of the holder. Additionally, the preferred shares automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock registered under the Securities Act of 1933, as amended, in which Cohesion receives at least $10,000,000 in gross proceeds.

        Preferred stockholders are entitled to noncumulative dividends at an annual rate of $0.10 per share. Dividends will be paid only when declared by the Board of Directors out of legally available funds. No dividends have been declared as of June 30, 2001.

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

        The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Company's Board and the Collagen Board. The exercise price of each option was not intended to result in any compensation expense to the Company or Collagen. All other terms of the new options other than the exercise price are the same as those of the original options provided, however, that service as an employee or consultant of Cohesion Corporation or the Company shall be equivalent to providing service as an employee or consultant of Collagen.

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

        The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Collagen Board of Directors and the Company's Board of Directors. The exercise price of each new option was not intended to result in any compensation expense to Collagen or the Company. All other terms of the new options are the same as those of the original options; provided, however, that service as a director of Cohesion Corporation or the Company shall be equivalent to providing service as a director of Collagen.

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

        At June 30, 2001, the total number of shares of common stock reserved for issuance under the Company's 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan were 2,222,669 shares and 201,300 shares, respectively.

        Stock option activities under Cohesion's Stock Option Plans were as follows:

                                                                              WEIGHTED
                                                                              AVERAGE
                                                                             EXERCISE
                                                                               PRICE        NUMBER
                                           NUMBER    OPTION EXERCISE PRICE      PER       OF SHARES
                                         OF SHARES      RANGE PER SHARE        SHARE     EXERCISABLE
                                         ---------   ---------------------   ---------   -----------
Outstanding at June 30, 1998 .......            --                                  --
Granted ............................     2,295,660        $2.90-$ 8.19        $   4.94
Exercised ..........................       (34,789)        3.59-  6.42            5.31
Forfeitures or expired .............      (111,283)        2.90-  7.54            5.07
                                         ----------
Outstanding at June 30, 1999 .......     2,149,588         3.63-  8.19            4.92     948,115
Granted ............................       287,659         5.56- 13.88            8.54
Exercised ..........................      (727,726)        4.06-  9.38            5.42
Forfeitures or expired .............      (292,687)        4.06- 12.06            4.90
                                         ----------
Outstanding at June 30, 2000 .......     1,416,834        $3.63-$13.88        $   5.41     636,509
Granted ............................       518,950         3.50- 11.81            7.97
Exercised ..........................       (88,516)        4.06-  9.38            4.88
Forfeitures or expired .............      (198,693)        4.06- 13.00            7.29
                                         ----------
Outstanding at June 30, 2001 .......     1,648,575        $3.50-$13.88        $   6.02     834,227
                                         ==========

Available for grant at June 30, 2001       775,394
                                         ==========

Employee Stock Purchase Plan

        The Company's 1998 Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998 and amended in October 2000. A total of 250,000 shares of Common Stock have been reserved for issuance under the Purchase Plan. During fiscal 2001 and 2000, 85,516 shares and 80,434 shares, respectively, were purchased. At June 30, 2001, 13,260 shares were available for future sale under the plan. The average issuance price in fiscal 2001 was $3.96 per share. The Purchase Plan consists of a series of overlapping offering periods of 12 months' duration, with new offering periods (other than the first offering period) commencing on January 1 and July 1 of each year. Each offering period consists of two consecutive purchase periods of six months' duration. The initial offering period commenced on August 19, 1999 and ended on June 30, 2000; the initial purchase period ended on December 31, 1998. Under the Purchase Plan, the Company's employees, subject to certain restrictions, may purchase shares at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of each offering period or at the end of each purchase period.

 Pro Forma Information

        Pro forma information regarding net income (loss) is required by SFAS
123. Prior to fiscal 1999, Cohesion and its subsidiaries had accounted for Cohesion Corporation employee stock options granted subsequent to Cohesion's acquisition of a majority ownership in Cohesion Corporation in May 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 2001, 2000 and 1999:

                                                                   2001        2000        1999
                                                                   ----        ----        ----
Risk free interest rate ......................................        4%          6%          6%
Expected volatility factor of the market price of common stock     0.712       0.598       0.490
Dividend payments ............................................     $0.00      $ 0.00      $ 0.00
Weighted average expected life ...............................    3 years     3 years     3 years

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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. Cohesion's pro forma information follows (in thousands):

                                                                     YEARS ENDED JUNE 30,
                                                           -----------------------------------
                                                             2001           2000         1999
                                                           --------        ------       ------
                                                                      (IN THOUSANDS)
Pro forma net income (loss) .........................      $(13,027)       $8,262       $5,744

Pro forma earnings (loss) per common share - basic ..        $(1.40)        $0.94        $0.67
Pro forma earnings (loss) per common share - assuming
  dilution ..........................................        $(1.40)        $0.86        $0.67


       The following table summarizes information about Cohesion's stock options outstanding at June 30, 2001:

                         OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------     ---------------------------------
                                                             WEIGHTED
                                                              AVERAGE           NUMBER
                                           WEIGHTED          REMAINING      EXERCISABLE AS        WEIGHTED
   RANGE OF             NUMBER              AVERAGE         CONTRACTUAL       OF JUNE 30,          AVERAGE
EXERCISE PRICES       OUTSTANDING       EXERCISE PRICE         LIFE              2000          EXERCISE PRICE
---------------       -----------       --------------      -----------     --------------     --------------
 $ 3.50-$ 3.50             1,500             $3.50             9.78                  60             $3.50
   3.63-  4.06           629,234              4.06             7.21             384,144              4.06
   4.13-  6.00           462,983              5.17             7.00             259,081              5.15
   6.13- 13.88           554,858              8.94             7.72             190,942              7.98
                       ---------                                                -------
 $ 3.50-$13.88         1,648,575              6.02             7.32             834,227              5.30
                       =========                                                =======

        The weighted-average fair value of options granted during the years ended June 30, 2001, 2000 and 1999 was $4.62, $5.41 and $1.62 per share, respectively.

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

        In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company will make this Option Payment ratably over the original vesting period of the Canceled Option so long as the former holder thereof remains an employee or consultant of the Company or Cohesion Corporation. The Company recorded $0.4 million, $1.4 million and $3.4 million of compensation expense related to these Canceled Options during fiscal 2001, 2000 and 1999, respectively. The Company expects to record an additional $0.1 million of compensation expense with respect to the cash-out of Canceled Options, which will be recognized during the September 2001 quarter.

        Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                                      EXERCISE
                                                                        PRICE       NUMBER
                                    NUMBER     OPTION EXERCISE PRICE     PER       OF SHARES
                                  OF SHARES      RANGE PER SHARE        SHARE     EXERCISABLE
                                  ---------    ---------------------    -------   -----------
Outstanding at June 30, 1998       354,204          $0.20-$0.70         $ 0.54      354,204
Canceled Options ...........      (354,204)
                                  --------
Outstanding at June 30, 1999            --                                               --
                                  ========


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

       The following table shows revenue by segment by year:

                                                  YEARS ENDED JUNE 30,
                                        ----------------------------------------
SEGMENT REVENUE                          2001             2000             1999
---------------                         ------           ------           ------
                                                     (IN THOUSANDS)
Orthopedic ..................           $   --           $1,176           $1,936
Surgical ....................            2,981            1,322              658
                                        ------           ------           ------
                                        $2,981           $2,498           $2,594
                                        ======           ======           ======


During fiscal years 2001, 2000 and 1999, Cohesion, through its orthopedic unit NeuColl, realized product sales of $0.0 million, $1.2 million and $1.9 million, respectively. As of March 31, 2000, Cohesion's ownership interest in NeuColl fell below 50%. From that date forward NeuColl's operations were no longer consolidated with the results of the Company. Sales of surgical products to U.S. Surgical were $1.7 million and $0.3 million in 2001 and 2000, respectively.

        Export sales, which are denominated in U.S. dollars and represent substantially all the Company's international sales, represent sales to the Company's customers primarily throughout Europe. The following table displays sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, by year:

                                                     YEARS ENDED JUNE 30,
                                                     --------------------
GEOGRAPHIC REVENUE                            2001           2000           1999
------------------                            ----           ----           ----
United States .....................            83%            83%            91%
Other countries ...................            17%            17%             9%
                                              ---            ---            ---
Total sales .......................           100%           100%           100%
                                              ===            ===            ===



12. INCOME TAXES

        Cohesion uses the liability method of accounting for income taxes required by SFAS No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion's deferred tax assets and liabilities as of June 30, 2001 and 2000 are presented below (in thousands):

                                                                JUNE 30,
                                                        -----------------------
                                                          2001           2000
                                                        --------       --------
                                                            (IN THOUSANDS)
Deferred tax liabilities:
  Unrealized gain on equity investments ..........      $  6,298       $ 11,927
                                                        --------       --------
          Total deferred tax liabilities .........         6,298         11,927
                                                        --------       --------
Deferred tax assets:
  Equity in losses of affiliates .................         1,141             --
  State income taxes .............................          (406)           (64)
  Non-deductible accruals ........................           946          1,238
  Tax benefit carryforwards ......................         1,255             --
  Other ..........................................           869            963
  Valuation allowance ............................        (1,255)            --
                                                        --------       --------
          Total deferred tax assets ..............         2,550          2,137
                                                        --------       --------
          Net deferred tax liabilities ...........      $  3,748       $  9,790
                                                        ========       ========

        The valuation allowance increased by $1.3 million in fiscal 2001 and decreased by $3.4 million in fiscal 2000. Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                                   YEARS ENDED JUNE 30,
                                           ------------------------------------
                                            2001           2000          1999
                                           -------        -------       -------
Current:
  Federal ..........................       $(2,786)       $ 1,498       $ 4,015
  State ............................        (1,348)           309         1,046
                                           -------        -------       -------
          Total current ............        (4,134)         1,807         5,061
                                           -------        -------       -------
Deferred:
  Federal ..........................        (1,806)           593          (913)
  State ............................          (638)           146          (230)
                                           -------        -------       -------
          Total deferred ...........        (2,444)           739        (1,143)
                                           -------        -------       -------
                                           $(6,578)       $ 2,546       $ 3,918
                                           =======        =======       =======


        The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                               YEARS ENDED JUNE 30,
                                                        ----------------------------------
                                                          2001         2000         1999
                                                        --------     --------     --------
                                                                  (IN THOUSANDS)
Income (loss) before income taxes, minority interest
   and cumulative effect of accounting change ......    $(18,688)    $ 11,319     $ 10,119
                                                        ========     ========     ========

Expected tax at 35% ................................    $ (6,541)    $  3,962     $  3,542
State income tax, net of federal benefit ...........      (1,074)         421          518
Equity in losses of affiliates .....................          --         (649)        (621)
Research credits ...................................        (291)        (220)        (181)
Investment gains and losses ........................          --       (1,005)         525
Unbenefitted tax attributes ........................       1,255           --           --
Other ..............................................          73           37          135
                                                        --------     --------     --------
                                                        $ (6,578)    $  2,546     $  3,918
                                                        ========     ========     ========

13. COMPREHENSIVE INCOME (LOSS)

       The components of other comprehensive income and related tax effects were as follows:

                                                    YEARS ENDED JUNE 30,
                                             ----------------------------------
                                               2001         2000         1999
                                             --------     --------     --------
Realized gain on investments ............    $   (726)    $(31,763)    $(34,948)
Tax .....................................         290        9,816        2,402
                                             --------     --------     --------
Realized gain, net of tax ...............        (436)     (21,947)     (32,546)

Change in unrealized gain ...............      (6,854)      14,995       24,504
Tax .....................................       2,285       (5,803)      (9,483)
                                             --------     --------     --------
Change in unrealized gain, net ..........      (4,569)       9,192       15,021
                                             --------     --------     --------

Change in other comprehensive income ....    $ (5,005)    $(12,755)    $(17,525)
                                             ========     ========     ========


14. EMPLOYEE BENEFIT PLAN

        The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax salary; highly compensated employees may defer up to 10% of their pre-tax salary. All regular U.S. employees are eligible to participate. The plan provides for the Company to match based on the first 6% of contribution at 50% for every dollar an employee defers, up to $1,000 annually. Matching contributions under the plan were $63,000 and $61,000 in 2001 and 2000, respectively.

15.  SUBSEQUENT EVENT - INVESTMENT IN PHARMING

         As of June 30, 2001, the Company held an equity investment in the Pharming Group N.V. (Pharming) with a fair value of approximately $4.9 million and a cost basis of approximately $5.6 million. In August 2001, Pharming announced its intent to file for receivership in order to seek protection from its creditors because a financing facility that was previously announced could not be obtained. Pharming indicated that receivership will be sought following a breakdown of certain discussions with potential partners for mergers with or acquisition of Pharming. It is uncertain at this time what the recoverable value will be for this investment. However, the Company expects to record a $5.6 million loss for the writedown of this investment in the September 2001 quarter.

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA

(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                      June 30       March 31    December 31   September 30
--------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
FISCAL 2001
Revenue                                             $    901      $    809      $    479      $    792
Cost of sales and manufacturing start-up costs      $  1,589      $  1,849      $  1,525      $  1,195
Selling, general and administrative                 $  2,003      $  1,602      $  1,313      $  1,561
Research and development                            $  2,075      $  2,217      $  2,984      $  2,981
Compensation expense related to
      cancelled stock options                       $     76      $     82      $    103      $    164
Operating loss                                      $ (4,842)     $ (4,941)     $ (5,446)     $ (5,109)

Net gain on investments                             $      9      $     44      $     (3)     $    676
Net loss                                            $ (1,773)     $ (3,011)     $ (4,653)     $ (2,544)
Net loss per share - basic                          $  (0.19)     $  (0.32)     $  (0.50)     $  (0.27)
Net loss per share - assuming dilution              $  (0.19)     $  (0.32)     $  (0.50)     $  (0.27)

FISCAL 2000

Revenue                                             $    702      $    849      $    503      $    444
Cost of sales and manufacturing start-up costs      $    499      $  1,274      $    899      $    669
Selling, general and administrative                 $  1,381      $  1,515      $  1,694      $  1,885
Research and development                            $  2,856      $  3,422      $  2,915      $  3,245
Compensation expense related to
      cancelled stock options                       $    186      $    354      $    442      $    449
Operating loss                                      $ (4,220)     $ (5,716)     $ (5,447)     $ (5,804)

Net gain on investments                             $  5,231      $  1,511      $ 12,322      $ 12,699
Net income (loss)                                   $  2,793      $ (2,257)     $  4,177      $  4,193
Net income (loss) per share - basic                 $   0.31      $  (0.25)     $   0.49      $   0.50
Net income (loss) per share - assuming dilution     $   0.28      $  (0.25)     $   0.47      $   0.49

The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol CSON. The Company does not expect to pay dividends in the near future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item concerning our directors is incorporated by reference from the information under the caption "Proposal No. 1: Election of Directors" in our Proxy Statement for our 2001 Annual Meeting of Stockholders filed on or about September 27, 2001 (the "Proxy Statement").

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

        1. Financial Statements - See Index to Consolidated Financial Statements at Item 8 of this report.

        2. Financial Statement Schedules - Schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or related notes.

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

                              COHESION TECHNOLOGIES, INC.
                              /s/ David Foster
                              David Foster
                              Chief Executive Officer, and Director
                              (Principal Executive Officer and Principal
                              Financial Officer)



Dated: September 24, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                                Title                                       Date
-----------------------------------------------------------------------------------------------------------------------
/s/ David Foster                              Chief Executive Officer, and Director (Principal       September 24, 2001
----------------                              Executive Officer and Principal Financial
David Foster                                  Officer)

/s/ Frank DeLustro, Ph.D.                     President, Chief Operating Officer and Director        September 24, 2001
-------------------------
Frank DeLustro, Ph.D.

/s/ Sharon Kokubun                            Vice President, Financial Operations (Principal        September 24, 2001
------------------                            Accounting Officer)
Sharon Kokubun

/s/ John R. Daniels, M.D.                     Director                                                September 24, 2001
-------------------------
John R. Daniels, M.D.

/s/ Craig T. Davenport                        Director                                                September 24, 2001
----------------------
Craig T. Davenport

                                              Director
----------------------
William G. Mavity

/s/ Mark Philip, Ph.D.                        Director                                                September 24, 2001
----------------------
Mark Philip, Ph.D.

/s/ Robert C. Robbins, M.D.                   Director                                                September 24, 2001
---------------------------
Robert C. Robbins, M.D.

/s/ Thomas M. Prescott                        Director                                                September 24, 2001
----------------------
Thomas M. Prescott

                  EXHIBIT INDEX

 NUMBER          NOTES                                               DESCRIPTION
--------       --------                                              -----------
   2.1          (2)(12)       Separation and Distribution Agreement dated January 1, 1998, between the Company and Collagen Corporation.

   3.1          (1)           Amended and Restated Certificate of Incorporation of the Company.

   3.2                        Amended and Restated Bylaws of the Company.

   4.1          (1)           Specimen Stock Certificate.

   4.2         (21)           Preferred Shares Rights Agreement between the Registrant and the Bank of New York dated April 21, 1999.

  10.1          (2)(13)       Collagraft Supply Agreement dated January 1, 1998, between the Company and
                              Collagen Corporation.

  10.2          (2)(14)       Collagen Supply Agreement dated January 1, 1998, between the Company and
                              Collagen Corporation.

  10.3         (15)           Assignment and License Agreement dated January 1, 1998, between the Company and
                              Collagen Corporation.

  10.4          (2)(16)       Recombinant Technology Development and License Agreement dated January 1,
                              1998, between the Company and Collagen Corporation.

  10.5         (17)           Services Agreement dated January 1, 1998, between the Company and Collagen
                              Corporation.

  10.6         (18)           Benefits Agreement dated January 1, 1998, between the Company and Collagen
                              Corporation.

  10.7         (19)           Tax Allocation and Indemnity Agreement dated January 1, 1998, between the
                              Company and Collagen Corporation.

  10.8         (20)           Vitrogen International Distribution Agreement dated January 1, 1998,  between the
                              Company and Collagen Corporation.

  10.9          (1)(2)        Letter Agreement dated October 1, 1996 between Collagen Corporation and
                              Genotypes, Inc.

  10.10         (1)(11)       Form of Indemnification Agreement between the Company and each of its Officers and
                              Directors.

  10.11         (1)(11)       1998 Stock Option Plan.

  10.12         (1)(11)       1998 Employee Stock Purchase Plan.

  10.13         (1)(11)       1998 Directors' Stock Option Plan.

  10.14         (3)           Collaborative Research and Distribution Agreement between Collagen Corporation and
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
                              United States Surgical, a division of Tyco Healthcare Group LP dated November 22,
                              1999.

  10.30                       First Amendment to the 1998 Stock Option Plan.

  23.1                        Consent of Ernst & Young LLP, Independent Auditors.

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