Form 10-Q
period 2001-09-30
COHESION TECHNOLOGIES INC
filed 2001-11-13
CIK 1059574

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended SEPTEMBER 30, 2001

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
                          COMMON STOCK, $.001 PAR VALUE


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 31, 2001, the Registrant had 9,422,959 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

                           COHESION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                             Page No.
                                                                             --------
PART I.   Financial Information

Item 1.   Financial Statements:

              Condensed Balance Sheets -
              September 30, 2001 and June 30, 2001                               3

              Condensed Consolidated Statements of Operations -
              Three months ended September 30, 2001 and 2000                     4

              Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 2001 and 2000                     5

              Notes to Condensed Consolidated Financial Statements             6-8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               9-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            16

PART II.  Other Information

Item I.   Legal Proceedings                                                     17

Item 6.   Exhibits and Reports on Form 8-K                                      18

Signatures                                                                      19

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           COHESION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                  SEPTEMBER 30,     JUNE 30,
                                                      2001           2001*
                                                  -------------     --------
                                                   (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents ....................    $ 18,808        $ 10,101
  Accounts receivable, net .....................         327             462
  Inventories ..................................       2,356           2,706
  Other current assets .........................       4,872           6,084
                                                    --------        --------
         Total current assets ..................      26,363          19,353

Property and equipment, net ....................       4,744           5,028
Investment in equity securities ................          --          17,204
Other assets ...................................       2,342           4,045
                                                    --------        --------
                                                    $ 33,449        $ 45,630
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................    $    408        $    613
  Accrued compensation .........................         963             467
  Accrued liabilities ..........................       1,994           2,718
  Deferred revenue .............................         380             380
  Income taxes payable .........................         650             904
  Current portion of capital lease obligation ..         883             867
                                                    --------        --------
         Total current liabilities .............       5,278           5,949

Long-term liabilities:
  Deferred income taxes ........................          --           6,298
  Obligation under capital lease ...............       1,530           1,757
  Deferred revenue .............................         983           1,078

Stockholders' equity:
  Preferred stock ..............................          --              --
  Common stock .................................          10              10
  Additional paid-in capital ...................      21,536          21,334
  Retained earnings ............................       6,086           2,630
  Accumulated other comprehensive income .......          --           8,548
  Treasury stock, at cost ......................      (1,974)         (1,974)
                                                    --------        --------
         Total stockholders' equity ............      25,658          30,548
                                                    --------        --------
                                                    $ 33,449        $ 45,630
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     2001         2000
                                                                   --------      -------
Revenue:
  Product sales .................................................  $    684      $   754
  Other revenue .................................................        95           38
                                                                   --------      -------
                                                                        779          792
Costs and expenses:
  Cost of sales, including manufacturing start-up costs .........     1,550        1,195
  Research and development ......................................     2,662        2,981
  Selling, general and administrative ...........................     2,578        1,561
  Compensation expense related to cancelled stock options .......        74          164
                                                                   --------      -------
      Total costs and expenses ..................................     6,864        5,901
                                                                   --------      -------
Loss from operations ............................................    (6,085)      (5,109)

Other income (expense):
  Realized gain on investments, net .............................    16,032          676
  Investment impairment .........................................    (5,293)          --
  Interest income ...............................................       184          387
  Interest expense ..............................................       (52)         (66)
                                                                   --------      -------

Income(loss) before taxes and change in accounting principle ....     4,786       (4,112)
Provision (benefit) for income taxes ............................     1,330       (1,439)
                                                                   --------      -------

Income (loss) before cumulative effect of change in
  accounting principle ..........................................     3,456       (2,673)
Cumulative effect of change in accounting for
  derivatives, net of tax .......................................        --          129
                                                                   --------      -------

Net income (loss) ...............................................  $  3,456      $(2,544)
                                                                   ========      =======

Net income (loss) per common share - basic                         $   0.37      $ (0.27)
                                                                   ========      =======

Net income (loss) per common share - diluted                       $   0.37      $ (0.27)
                                                                   ========      =======

Weighted average shares outstanding                                   9,423        9,276
                                                                   ========      =======

Weighted average shares outstanding assuming
  dilution                                                            9,442        9,276
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

                           COHESION TECHNOLOGIES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2001          2000
                                                             --------      --------
Cash flows from operating activities:
  Net income (loss) .......................................  $  3,456      $ (2,544)

  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization .........................       402           678
    Cumulative effect of change in accounting principle ...        --          (129)
    Realized gain (loss) on investments, net ..............   (10,739)         (676)
    Decrease (increase) in assets:
      Accounts receivable .................................       135          (188)
      Inventories .........................................       350          (834)
      Other ...............................................     2,537        (1,241)
    Increase (decrease) in liabilities:
      Accounts payable, accrued liabilities and other .....      (765)          525
                                                             --------      --------
    Net cash used in operating activities .................    (4,624)       (4,409)

Cash flows from investing activities:
  Proceeds from sale of equity investments ................    13,697         8,021
  Proceeds (payment) on maturity of equity collars ........        --           789
  Expenditures for property and equipment .................      (118)          (93)
                                                             --------      --------
    Net cash provided by investing activities .............    13,579         8,717

Cash flows from financing activities:
  Proceeds from exercise of stock options .................        11           186
  Payment of capital lease obligation .....................      (259)         (196)
                                                             --------      --------
    Net cash used in financing activities .................      (248)          (10)

Net increase in cash and cash equivalents .................     8,707         4,298
Cash and cash equivalents at beginning of period ..........    10,101        14,154
                                                             --------      --------
Cash and cash equivalents at end of period ................  $ 18,808      $ 18,452
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

                           COHESION TECHNOLOGIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     The condensed balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended September 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 2001 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of June 30, 2001 has been derived from the audited consolidated financial statements at that date.

     Certain amounts in the financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

  Earnings Per Share

     Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if any, if such effect is dilutive. Options that had an exercise price greater than the market price of the Company's common stock during the quarters ended September 30, 2001 and 2000 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average shares for the three months ended September 30, 2001 and 2000:

                                                    SEPTEMBER 30,
                                                   2001     2000
                                                   -----    -----
                                                   (IN THOUSANDS)
Basic (weighted average common shares
outstanding)..............................          9,423   9,276
Dilutive effect of stock options .........             19      --
                                                    -----   -----
Weighted average common shares outstanding,
assuming dilution                                   9,442   9,276
                                                    =====   =====

2. INVENTORIES

   Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market.

   Inventories comprise the following:

                                      SEPTEMBER 30,       JUNE 30,
                                               2001           2001
                                             ------         ------
                                                 (IN THOUSANDS)
Raw materials.............................   $1,043         $1,157
Work-in-process...........................      584            842
Finished goods............................      729            707
                                             ------         ------
                                             $2,356         $2,706
                                             ======         ======

3. EQUITY INVESTMENTS

   The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company's investments in equity securities:

                                      SEPTEMBER 30,        JUNE 30,
                                               2001            2001
                                             ------         -------
                                                 (IN THOUSANDS)
Cost......................................   $   --         $ 7,150
Gross unrealized losses...................       --            (714)
Gross unrealized gains ...................       --          10,768
                                             ------         -------
Estimated fair value......................   $   --         $17,204
                                             ======         =======


   The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company's investments in equity securities were classified as available-for-sale at June 30, 2001, and were subsequently sold in the quarter ended September 30, 2001.

4. COMPREHENSIVE INCOME

   The components of comprehensive income (loss), net of related income tax, for the three months ended September 30, 2001 and 2000 are as follows:

                                                  THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                                    (IN THOUSANDS)
                                                  2001          2000
                                                 -------      -------
Net income (loss).........................       $ 3,456      $(2,544)

Decrease in unrealized gains on
  securities..............................            --       (2,473)

Adjustment of hedged item carrying
  amount for fair value hedge.............            --          789

Adjustment for investment gains (losses)
  recognized during the period............        (8,548)        (513)
                                                 -------      -------

Comprehensive income (loss)...............       $(5,092)     $(4,741)
                                                 =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

   The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes and the other information included elsewhere in this quarterly report and our annual report on Form 10-K for the fiscal year ended June 30, 2001. Some of the statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The words "may," "will," "could," "should," "continue," "anticipates," "projects," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in forward-looking statements. These risks include product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the Food and Drug Administration ("FDA"), clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers if procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. In addition, we may not prevail in our patent infringement lawsuit claiming patent infringement by Fusion Medical Technologies, Inc. The risks related to this lawsuit that could cause our actual results to differ materially from those described in forward-looking statements include that the court may rule against us on the issue of infringement, we may not be awarded damages and/or permanent injunctive relief, the court could limit our ability to enforce our patent, we could be served with a counter suit, our patent could be declared invalid or the substantial cost and length of time and unpredictability associated with litigation. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see " - Additional Factors that Might Affect Future Results," and "Business - Government Regulation" and "Business - Competition" in our annual report on Form 10-K for the fiscal year ended June 30, 2001.

   We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which increase the effectiveness of, and minimize complications following open and minimally invasive surgeries. Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical, a business unit of Tyco Healthcare Group and Tyco International, for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The CoStasis agreement with U.S. Surgical originally granted U.S. Surgical exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoStasis product each calendar year. To date, U.S. Surgical has failed to purchase sufficient CoStasis product to maintain exclusive distribution rights. In addition, U.S. Surgical has thus far elected not to make a payment that would allow for the maintenance of exclusivity in the absence of meeting minimum product purchases. Accordingly, we may seek alternative means of CoStasis distribution, which may include direct sales by our own sales force.

   CoSeal Surgical Sealant, our surgical biosealant product, is designed for sealing vascular grafts and other tissues and sites of incision and incision repair. In February 2000, we received a CE Mark for CoSeal. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. We filed a PMA application with the FDA for CoSeal in April 2001. We have recently undergone an FDA quality system regulation inspection, resulting in several observations and comments from the FDA related to CoSeal. We expect to address and satisfy the FDA's observations and comments in a timely manner. FDA clearance and satisfaction with our actions to address these observations and comments is normally required before a pending PMA will be approved. CoSeal was scheduled to be reviewed by the FDA panel in September 2001; however, due to national events, the meeting was postponed. The FDA subsequently determined that a panel meeting would not be necessary. We expect our response to the FDA's observations and comments from our FDA quality system regulation inspection will not impact our anticipated timeframe for approval. However, we cannot assure you that we will receive approval from the FDA to market CoSeal in the United States within our anticipated timeframe, or at all.

   Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We also have research and development programs in recombinant human collagen and thrombin, a potent clotting agent. We are considering and discussing options to establish a separate entity, with outside funding, to continue research programs to develop sources of recombinant human collagen and thrombin. If such an entity is successfully established, it is likely that we would retain a minority interest in the new entity. If these or other efforts to raise funds are not successful, it is likely that we will suspend research and development programs in the area of recombinant human collagen and thrombin.

    We were organized in June 1997 as a Delaware corporation and wholly-owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation, now known as McGhan Medical since Collagen was acquired by Inamed Corporation. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedics products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses to our company, including various equity investments. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. In February 1999, we formed a subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft(R), an orthopedic product, and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, our ownership interest in NeuColl fell below 50% and accordingly, we began to report our share of NeuColl's operating results under the equity method of accounting.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and 2000

   Revenues were $779,000 and $792,000 for the three months ended September 30, 2001 and 2000, respectively. Revenues for the current and prior year fiscal quarters included $95,000 and $38,000, respectively, of contract revenue related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Product sales were $684,000 and $754,000 for the three months ended September 30, 2001 and 2000, respectively. Sales in the prior year quarter included initial U.S. sales of CoStasis, related delivery systems and equipment, and demonstration product to our marketing partner, U.S. Surgical, in preparation for the U.S. launch of CoStasis. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through a third party firm, such as U.S. Surgical meeting exclusivity requirements. Our business and financial results could be adversely affected in the event a third party firm is, or other third party firms are, unable to market the product effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

   Cost of sales as a percentage of product sales was 227% and 158% for the three months ended September 30, 2001 and 2000, respectively. Negative gross margins continue to reflect a high level of fixed manufacturing costs that are relatively independent of sales volumes.

   Research and development ("R&D") expenses were $2.7 million and $3.0 million for the three months ended September 30, 2001 and 2000, respectively. R&D spending decreased 10% primarily due to lower R&D program spending, which was partially offset by severance expense.

   Selling, general and administrative ("SG&A") expenses were $2.6 million for the quarter ended September 30, 2001, an increase of 63% from $1.6 million during the prior year quarter. SG&A expenses increased primarily due to increases in sales and marketing staffing, legal expenses related to our patent infringement lawsuit against Fusion Medical and severance expense.

   We are considering various options to reduce spending from our current levels. It is likely that the headcount will be substantially reduced before the end of calendar 2001 in selected operational areas, particularly R&D. We are also planning to increase headcount in sales and marketing in anticipation of CoSeal approval and launch in the United States in the first half of calendar year 2002. These changes in headcount may involve charges and expense changes that result in substantial short- or longer-term changes in our cost structure in comparison to historical expense patterns.

   During the three months ended September 30, 2001 and 2000, we recorded $0.1 million and $0.2 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We made these option payments ratably over the original vesting period of the canceled option (through September 2001) so long as the former holder thereof remained an employee or consultant of the company.

   Net realized gains on sale of investments were $16.0 million and $0.7 million for the three months ended September 30, 2001 and 2000, respectively. The net gains were primarily from the sale of common stock of Boston Scientific and Johnson & Johnson, respectively. All of our remaining shares of Boston Scientific stock were sold during the quarter ended September 30, 2001. We also recorded in the fiscal quarter ended September 30, 2001, an impairment charge of $5.3 million for the write-down of our investment in Pharming Group N.V., which filed for receivership in August 2001.

   Interest income was $184,000 and $387,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease is due to lower interest rates and lower average cash balances in the current fiscal quarter.

   Interest expense of $52,000 and $66,000 for the three months ended September 30, 2001 and 2000, respectively was related to the obligation under a capital lease.

   We recorded a provision for income taxes of $1.3 million for the three months ended September 30, 2001 and a benefit of 35% for the three months ended September 30, 2000. As a result of expected future operating losses, we do not expect to recover additional tax benefits for the remainder of the fiscal year.

   Effective July 1, 2000, we recorded the cumulative effect of a change in accounting principle related to the adoption of SFAS 133 which resulted in a decrease to the net loss of approximately $129,000, net of tax, for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 2001, cash and cash equivalents were $18.8 million compared to cash, cash equivalents and investments of $27.3 million at June 30, 2001. Net cash used in operating activities was $4.6 million for the three months ended September 30, 2001 compared to $4.4 million used in the same prior-year period.

   For the three months ended September 30, 2001, cash provided by investing activities of $13.6 million was related to proceeds from the sale of equity investments. Currently, we anticipate that capital expenditures will not exceed $1.5 million in fiscal 2002. Net cash used by financing activities for the three months ended September 30, 2001 was approximately $248,000 primarily due to payments for capital lease obligations.

   Our principal sources of liquidity include cash and cash equivalents, and included marketable equity securities through the quarter ended September 30, 2001. We sold all of our remaining shares of Boston Scientific common stock during the quarter ended September 30, 2001. We also recorded an impairment charge of $5.3 million for the write-down of our investment in Pharming N.V., which filed for receivership in August 2001. It is uncertain at this time what the recoverable value will be for this investment, if any.

   We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the end of our fiscal year 2002. However, during this period and thereafter, we may seek additional financing which may involve attempting to sell equity securities or to secure debt financing or other financing arrangements. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

   In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 30, 2001, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the quarter ended September 30, 2001.

   In September 1998, our Board of Directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We made these option payments ratably over the original vesting period of the canceled option (through September 2001) so long as the holder thereof remained an employee or consultant of the company.

    In February 1999, we formed a subsidiary, NeuColl, Inc., in order to commercialize products in the orthopedics field. During the quarter ended March 31, 2000, our ownership interest in NeuColl fell below 50% and accordingly, we began to report our share of NeuColl's operating results under the equity method of accounting. As of June 30, 2001 and September 30, 2001, the carrying value of our investment in NeuColl was zero. We hold a warrant to purchase an additional
3.0 million shares of common stock in NeuColl, which expires in February 2006.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

   For a discussion of other risks and uncertainties involving our business, see "Business" in our annual report on Form 10-K for the fiscal year ended June 30, 2001.

We have a history of operating losses and anticipate continued operating losses.

   Our operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that these expenses may continue to increase in the foreseeable future. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining regulatory approval in a timely and efficient fashion, and successfully commercializing and marketing our products. in Europe, the United States and other markets. We cannot assure you that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market our products or that we will ever record significant product revenues or achieve operating profitability.

We have historically depended on our sales of equity investments to fund operations and will need to obtain additional financing in the future to fund operations.

    As of September 30. 2001, cash and cash equivalents were $18.8 million. We sold all of our remaining shares of Boston Scientific common stock during the quarter ended September 30, 2001. Our only remaining equity investment is Pharming Group N.V. common stock. We cannot assure you that we will be able to sell any of the remaining shares of Pharming common stock at attractive prices if, when and as needed. In August 2001, Pharming filed for receivership in order to seek protection from its competitors. It is uncertain at this time what the recoverable value will be, if any, for our equity investment in Pharming.

    We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through fiscal year 2002. However, during this period and thereafter, we may seek additional financing which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may have to significantly reduce our expenses and may not be able to continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which may adversely effect our business, financial condition and results of operations.

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

   We anticipate that for the foreseeable future we will continue to be primarily dependent on a small number of customers for our revenues. We are currently primarily dependent on U.S. Surgical for the distribution of CoStasis in much of the world and for CoSeal, outside of the United States. Other than our line of intermediate products, CoStasis is our only product currently being sold in the United States. U.S. Surgical is our largest customer and accounted for 74% of our product sales for the quarter ended September 30, 2001 and 63% of our product sales for the fiscal year ended June 30,

2001. We anticipate that for the foreseeable future we will continue to be primarily dependent on U.S. Surgical and a small number of other customers for most of our revenues. The loss of U.S. Surgical or one or more of our other significant customers, for any reason, or reduced orders from our significant customers without replacement customers or orders would significantly reduce our revenues and adversely effect our ability to ever achieve operating profitability.

We must develop and commercialize our products to generate revenues.

   Except for CoStasis, CoSeal in Europe and our line of intermediate products, all other products are in research or preclinical or clinical development and are not currently generating revenue. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that we will receive FDA approval to market CoSeal in the United States, that any of our other development programs will be successfully completed, that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain additional CE marks in Europe, on a timely basis, if at all, or that any PMA application submitted by us will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

   We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we believe that we will face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Johnson & Johnson and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We face competition from newer products and technologies, including those developed by Genzyme Biosurgery, who recently acquired Focal, Inc., and Fusion Medical Technologies, Inc. In the United States, there are several biosurgery products under development including those by the American Red Cross, Haemacure Corporation, and Cryolife. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications that may overlap with our current and proposed products and research programs.

   Most of these companies and organizations have or may have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those which have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to, or competitive with, our planned product portfolio. Also, to the extent we commence manufacturing activities, we will also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on us, our financial condition and results of operations. See "Business -- Competition;" and "Business -- Manufacturing" in our annual report on Form 10-K for the fiscal year ended June 30, 2001.

The market may not accept our products.

   CoStasis Surgical Hemostat is a product designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a product designed to seal anastomoses and sites of incision and incision repair, in connection with surgery. We cannot assure that either of these products will gain widespread commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are, obtained in the case of CoSeal and, maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and we cannot assure you that these recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that the products are an effective means of controlling bleeding and sealing anastomoses and sites of incision and incision repair, and that the clinical benefits to the patient and cost savings achieved through use of these product outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the use of sprayable surgical products, which they typically have not used, and the willingness of such users to learn these new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to develop a direct marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our business, financial condition and results of operations.

We have limited marketing and sales capabilities.

   We currently have limited experience in marketing and selling our products, including those under development, and we do not have an established direct marketing and sales staff. In order to achieve commercial success for any product approved by the FDA, we must either develop a marketing and sales force or enter into arrangements with third parties to market and sell our products. If we attempt to establish our own marketing and sales capabilities, we will be competing with companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and we cannot assure that these efforts will be successful. Failure to establish develop and expand our direct sales and marketing force or enter into arrangements with other companies to market and sell our products will reduce our ability to generate revenues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, we have utilized derivative financial instruments. We do not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

   The primary objective of our debt investment portfolio is to preserve principal. We invest in debt instruments that meet high credit quality standards and limit the amount of credit exposure to any one issue, issuer, or type of instrument. We also limit the maturity of debt investments to 400 days or less. As of September 30 and June 30, 2001, we held approximately $7.5 million and $9.5 million of interest rate sensitive investments in debt securities, respectively. A hypothetical 1% increase in interest rates would result in a decrease in the fair value of investments in debt securities of less than $15,000 and $20,000 as of September 30 and June 30, 2001, respectively. This estimate is based on sensitivity analyses performed on our financial positions at September 30 and June 30, 2001. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

   During the quarter ended September 30, 2001, we sold all of our remaining shares of Boston Scientific common stock. As of June 30, 2001, we held an equity investment in the Pharming Group N.V. with a fair value of approximately $4.9 million and a cost basis of approximately $5.6 million. In August 2001, Pharming filed for receivership in order to seek protection from its creditors because a financing facility that was previously announced could not be obtained. Pharming indicated that receivership was sought following a breakdown of certain discussions with potential partners for mergers with or acquisition of Pharming. As a result, the value of our investment was impaired and we may not be able to sell any of our remaining shares of Pharming stock at attractive prices or at all. We recorded a $5.3 million loss for the writedown of this investment as of September 30, 2001.

                                      SEPTEMBER 30,       JUNE 30,
EQUITY INVESTMENTS                             2001           2001
------------------------------------------------------------------
Boston Scientific                             $  --       $ 12,337

Pharming Group N.V.                              --          4,867
                                              -----       --------

Total                                         $  --       $ 17,204
                                              =====       ========

                           PART II. OTHER INFORMATION

                           COHESION TECHNOLOGIES, INC.


Item I. Legal Proceedings

         Between August 2000 and September 2001, four actions were filed in the U.S. District Court for the Northern District of California and one action was filed in the Superior Court of California for the City and County of San Francisco, each by the same attorneys. The four federal actions are Crane v. Collagen Aesthetics et al.; Kerr et al. v. Inamed Corp. et al.; Vaernes v. Inamed Corp. et al.; and Campbell v. Inamed Corp. et al. The state court action is Bell v. Inamed Corp. et al. All five actions allege personal injury claims arising out of the development and sale of Trilucent breast implants by an affiliate of Collagen Aesthetics. The implants were principally sold outside the United States, although clinical trials were conducted in the United States. We had no role in the development or sale of these products. The Crane, Campbell and Bell cases are personal injury complaints on behalf of single plaintiffs seeking monetary damages. The Kerr and Vaernes cases are purported class actions seeking "medical monitoring" and monetary damages. The Kerr purported class consists of overseas implant patients, while the Vaernes purported class consists of U.S. patients from the clinical trials.

         Pursuant to the Separation and Distribution Agreement between Collagen and our company, we called upon Collagen to indemnify us with respect to these suits. Collagen has acknowledged its obligation to indemnify us, and has assumed our defense, with respect to the Bell, Campbell, Crane, Kerr and Vaernes cases.

         In June 2001, the U.S. District Court for the Northern District of California dismissed the Crane and Kerr cases on the grounds of forum non conveniens, or lack of a convenient forum. On October 1, 2001, the U.S. District Court for the Northern District of California also dismissed the Campbell lawsuit on the grounds of forum non conveniens. As a condition of these dismissals, Collagen, our company and several of the other defendants agreed to litigate any claims brought by plaintiffs Crane, Kerr and Campbell in the United Kingdom. Plaintiffs Crane, Kerr and Campbell have appealed the U.S. District Court's dismissal of their actions for forum non conveniens.

         On August 28, 2001, the U.S. District Court for the Northern District of California granted our motion to dismiss the Vaernes action for failing to state a claim against our company upon which relief could be granted. The Court entered a similar order with respect to other defendants in the action and granted the Plaintiff Vaernes leave to file an amended complaint against the defendants, including our company. On October 9, 2001, Plaintiff Vaernes filed her amended complaint. The amended complaint does not include any claims against us. Consequently, the Company is not presently a party to the Vaernes Action.

         With respect to the Bell case, pending in the Superior Court, neither the company nor the other defendants have been served with the summons and complaint, therefore no response to that lawsuit is required yet.

         Cohesion commenced an action in December 2000, Cohesion Technologies. Inc. v. Fusion Technology, Inc., in the U.S. District Court for the Northern District of California. Cohesion alleges that Fusion unlawfully contributes to infringement of Cohesion's U.S. Patent No. 6,110,484 by selling its product lines. In October 2001, Cohesion amended its claim to include an additional patent, U.S. Patent No. 6,277,394. Cohesion's complaint seeks monetary damages and a permanent injunction prohibiting the sale of Fusion's product lines. A trial date of July 8, 2002 has been set regarding this lawsuit.

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



                                        COHESION TECHNOLOGIES, INC.


Dated: November 12, 2001                /s/  Sharon Kokubun
                                        --------------------------------------
                                        Sharon Kokubun
                                        Vice President, Financial Operations
                                        (Principal Accounting Officer)