Form 10KT405
period 2001-12-31
COHESION TECHNOLOGIES INC
filed 2002-03-29
CIK 1059574

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended _______________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from JULY 1, 2001 to DECEMBER 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on February 28, 2002 on The Nasdaq Stock Market, was approximately $24,538,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, the registrant had 9,456,905 shares of common stock outstanding.

     The following information should be read in conjunction with our consolidated financial statements and the related notes. This transition report on Form 10-K, and in particular the section "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in the section "Additional Factors that Might Affect Future Results." In this transition report on Form 10-K, the words "may," "will," "could," "should," "continue," "anticipates," "projects," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. Actual events or our actual future results may differ materially from any forward-looking statements because of these risks and uncertainties. We do not assume any obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management's analysis only as of the date of this transition report on Form 10-K.


                                     PART I

ITEM 1. BUSINESS

GENERAL

    Cohesion Technologies, Inc. was organized in June 1997 as a Delaware corporation and wholly-owned subsidiary of Collagen Aesthetics, Inc., formerly known as Collagen Corporation. Collagen Aesthetics, Inc. is now known as McGhan Medical since Collagen was acquired by Inamed Corporation in the quarter ended September 30, 1999. In fiscal 1998, Collagen separated its aesthetic technologies group and its collagen technologies group, sometimes referred to in this report as CTG, into two independent, publicly-traded companies and on August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of our common stock for each share of Collagen common stock outstanding. Effective January 1, 1998, Collagen contributed its research and development programs for hemostatic devices, biosealants, orthopedic products and programs, adhesion barriers and recombinant human collagen and thrombin and other related businesses of CTG to us, including various equity investments. We entered into various intercompany agreements with Collagen to provide for an orderly transition of matters and to govern certain ongoing matters between the two entities and provide a mechanism for transitioning license, supply, distribution, research and development, tax, service and other arrangements in connection with the distribution and contribution. In December 2001, we changed our fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

    We are focused on developing and commercializing proprietary biosurgical products used by physicians to facilitate their performance of surgical procedures, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. These products increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis(R) Surgical Hemostat, our first biosurgical product, is designed for use in cardiovascular, orthopedic, urologic and general surgery indications. We received European Community certification, sometimes referred to in this transition report as a CE Mark, for CoStasis in fiscal 1999, and in June 2000, we received approval from the Food and Drug Administration, or FDA, to market CoStasis in the United States. CoSeal(TM) Surgical Sealant, our second biosurgical product, is a biosealant designed for sealing vascular grafts and other tissues and sites of incision. We received our CE Mark in February 2000 for CoSeal and filed our pre-market approval application with the FDA in April 2001. We received approval from the FDA to market CoSeal in the United States in December 2001 and launched the product in January 2002.

    Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in vivo and bind to tissue. We are evaluating the potential use of our hydrophylic polymers as a means to reduce or prevent adhesions resulting from the interruption of natural tissue surfaces during surgical procedures. In addition, we have previously conducted research programs with the ultimate goal of developing recombinant sources of human collagen and thrombin, a potent clotting agent, for potential use in our current and future products.

    In November 2001, we announced and implemented a restructuring to refocus our resources on technology platforms specific to our first two products, CoStasis and CoSeal. Given our current financial resources, we could no longer continue to fund all of the prior research and development programs while at the same time building the sales and marketing infrastructure needed to support direct sales in the United States. Our ongoing research and development resources will be allocated to support our current commercial products, CoStasis and CoSeal, with limited activities in adhesion prevention barriers and internal adhesives.

PRODUCTS AND DEVELOPMENT PROGRAMS

     We are currently selling CoStasis and CoSeal in the United States and a number of countries outside of the United States, and marketing a line of collagen-based materials for research applications, which include Vitrogen, Cell Prime and other bulk collagen products, collectively referred to in this transition report as Intermediate Products. However, we have development programs underway or planned that are intended to provide potential improvements for currently marketed products, or to provide potential new products that leverage our technology base. Most of the products under development are being designed to target the biosurgery market, which includes, among others, the two significant segments where our current products are focused: hemostatic products, used to control bleeding, and surgical sealants, used to seal organs, tissues, and the associated sites of repair that are compromised by surgery or other trauma.

     During most surgical procedures, which entail damage to the blood vessels and the interruption of the body's natural tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the blood vessels, heart, bladder and bowel, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels and the attendant pulsating blood loss by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon's ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and tissue sealing.

COSTASIS SURGICAL HEMOSTAT

    Our first commercial biosurgical product is CoStasis Surgical Hemostat. CoStasis is a sprayable liquid hemostat designed for use in surgical procedures to control bleeding from capillaries and small veins. Composed of a sterile suspension of bovine collagen and bovine thrombin in calcium chloride, CoStasis is applied to the bleeding site along with the patient's own plasma. The pre-mixed, ready-to-use collagen/thrombin suspension is supplied in one syringe and is mixed with the patient's plasma from a second syringe at the time of administration to the bleeding site. The patient's plasma provides the source of fibrinogen, a protein that in the presence of collagen/thrombin, forms a collagen-reinforced fibrin clot that rapidly stops bleeding.

    The collagen component of CoStasis is derived from closed-herd cows, whose maintenance is overseen by McGhan Medical and which constitute a source that is not available to any of our competitors. The thrombin component is obtained from a biologically-licensed commercial source that provides thrombin with high purity levels. The use of these components minimizes the possibility of allergic reactions associated with lower-purity bovine collagen or thrombin used in other products. In addition, both components come from manufacturing processes that reduce the potential for viral contamination, providing a further margin of safety. The pre-mixed nature of the collagen/thrombin components reduces preparation time compared to other commercial fibrin sealants or other agents that require complex preparation prior to product use.

    We have also developed a patented system, called the CellPaker(R) plasma collection device, designed to quickly and sterilely separate the patient's blood into plasma in the operating room for use in conjunction with

CoStasis. The CellPaker is a single-use device packaged separately from CoStasis that makes it relatively easy to obtain the patient's plasma upon entry into surgery. Unlike competitive products, which generally require a large amount of a patient's blood (or plasma from a pooled blood source) and have lengthy preparation times, CoStasis is designed to require a small amount of a patient's blood and has a relatively short preparation time of less than 10 minutes.

    When applied to a bleeding surface, the CoStasis/plasma composite is designed to rapidly form a collagen/fibrin clot that conforms to the tissue surface and is able to enter surface cracks and crevices, providing for effective bleeding control. Preclinical studies have demonstrated that CoStasis acts significantly faster than traditional hemostatic sponges and commercial fibrin sealants in the control of bleeding from a variety of bleeding tissue sites. CoStasis has also proved effective in controlling bleeding in animal models in which coagulation was compromised using heparin or aspirin. Controlled clinical trials demonstrated greater hemostatic performance of CoStasis versus hemostatic collagen sponges. We believe that this preclinical and clinical data and over two years of commercial experience indicates that CoStasis is highly effective in the rapid control of diffuse bleeding from small blood vessels.

    CoStasis has been used to control bleeding in cardiovascular, orthopedic and general surgery indications in the United States and Europe. In fiscal 1999, we received a CE Mark for CoStasis and began product introductions in Europe. We received approval from the FDA to market CoStasis in the United States in June 2000, and began selling CoStasis in the United States through our distribution partner, U.S. Surgical, in July 2000. In January 2002, we also began selling CoStasis through our direct sales organization in the United States.

COSEAL SURGICAL SEALANT

    Our second biosurgical product is CoSeal Surgical Sealant, designed for sealing vascular grafts and other tissues and sites of incision. Surgical repair requires the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on the meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, "home-brew" or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

    CoSeal Surgical Sealant uses two biocompatible liquids that polymerize in seconds at the site of application and are absorbed by the body within weeks after the tissue has repaired. CoSeal is based on derivatives of polyethylene glycol, also known as PEG, which has a history of safe use in other medical applications. These PEG-polymers are liquids of low viscosity and flow readily across the surfaces to be sealed. In seconds, they form a biocompatible gel that covalently binds to the patient's tissue over the treated surgical site to form a tightly bound matrix with excellent elasticity and adequate strength to seal the majority of sites that are of interest to physicians. CoSeal is based on a completely synthetic, PEG-polymer platform technology, obviating the need for any blood products or animal proteins, and thereby addressing concerns about the potential transmission of infectious agents from naturally sourced materials.

    Unlike CoSeal, some existing competitive products and products in development use light- or energy-activated polymers that require significant additional equipment in the surgical field to polymerize and are difficult to use in minimally invasive surgery. In consultation with our clinical advisers and outside resources, we are also developing a variety of special delivery devices that complement the inherent flexibility of CoSeal, giving surgeons a variety of delivery tools for diverse applications. CoSeal has demonstrated ease of use and clinical effectiveness in sealing surgical sites in cardiovascular grafting procedures in clinical trials. Once CoSeal was applied, vascular grafts rarely leaked at treated anastomoses or puncture sites, and sealing was immediate in the majority of cases. We received a CE Mark for CoSeal in February 2000 and are selling the product through Tyco Healthcare and other distributors in Europe. We filed a PMA application for CoSeal with the FDA in April 2001, and received FDA approval in December 2001 to sell CoSeal in the United States for use as an adjunct to hemostasis in procedures involving vascular reconstruction. Sales of CoSeal in the United States began in January 2002 through our direct sales organization.

    In addition to development activities to enhance delivery systems for CoSeal, we are working on improvements to the product that would facilitate handling, and simplify both manufacturing operations and preparation for use by customer physicians and their staffs. We expect to be in a position to determine the feasibility of proceeding with this development effort during 2002, and would expect to promptly request approval of the improved product version from appropriate regulatory authorities if a decision is made to implement the product improvements. There can be no assurance that we will succeed in developing an improved product version, that it will be judged to provide an adequate potential return, that required regulatory approvals will be received in a timely fashion or at all, or that the product will provide anticipated benefits that are perceived to be of value by physicians.

OTHER PRODUCT DEVELOPMENT PROGRAMS

    Adhesion Prevention Barriers. Adhesion-prevention products prevent the formation of debilitating or painful internal tissue adhesions, or scars, after surgery. The few products currently on the market suffer serious shortcomings, including low efficacy, high cost, difficult handling and ineffectiveness in the presence of blood. We are pursuing development of an adhesion-prevention barrier, based on the same basic technology represented by CoSeal. The key feature of interest for this potential application is the ability of our proprietary PEG-polymer product to polymerize at the site of application and adhere to the tissue surface. We are currently conducting a very limited clinical evaluation of our PEG-polymer product technology in Europe, in a pediatric cardiac model, to assess its performance as an adhesion prevention barrier. We believe our PEG-polymer technology may offer superior efficacy, greater ease-of-use and lower cost, relative to products on the market or known to be under development. We are also investigating alternative means of evaluating our potential adhesion barrier product for use in gynecologic and general surgery procedures, where adhesions are a significant problem for patients, particularly those patients who must undergo multiple surgical procedures. We hope to be in a position to determine an appropriate pathway to proceed toward commercial sales of an adhesion prevention barrier product, and the timing for such a program, during 2002. Though we are optimistic, there can be no assurance that our technology will prove to be safe and efficacious in adhesion prevention applications, or that the benefits of such a product will justify the associated costs.

    Internal Adhesives. Our internal adhesive program is currently focused on characterizing and developing candidate formulations for a biocompatible, self-polymerizing liquid, which would serve as the basis for an internal adhesive product having the strength to potentially replace or minimize the use of sutures and staples in surgeries. This program was scaled back and delayed in connection with our restructuring in late 2001 to focus on the commercialization of CoStasis and CoSeal. We are continuing a low level of spending and manpower to pursue internal adhesives; resources devoted to this area are not likely to increase significantly at least through 2002. This program is in an early development stage, and we still need to overcome substantial obstacles and risks if a marketable product is to become available.

    Recombinant Human Collagen and Thrombin. We have previously funded significant research to investigate potential means to provide recombinant sources of the primary components of CoStasis. Our recombinant programs are focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. Our objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in our products. We believe that by achieving this objective, we will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. We have an equity investment in Pharming Group, N.V. of The Netherlands, or Pharming, and were previously collaborating with Pharming for the purpose of developing recombinant human collagen through transgenic animals. In August 2001, Pharming filed for receivership. It is uncertain at this time what impact Pharming's financial condition will have on our collaborative efforts in developing recombinant human collagen. Coincident with our restructuring implemented in 2001, we eliminated the majority of the internal research and development personnel involved in the recombinant programs, though we have retained essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding become available. This program involves significant development risks, in addition to the risks inherent in a program that depends upon outside parties with uncertain financial futures. There can be no assurance that recombinant sources of collagen or thrombin will ultimately be available at acceptable costs, if at all.

ORTHOPEDICS

    In February 1999, we formed NeuColl, Inc. to commercialize products in the orthopedics field, including Collagraft(R) Bone Graft Matrix and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained financing from a third party which reduced our ownership interest to below 50%. As a result, NeuColl's operating results were no longer consolidated in our financial results after March 31, 2000.

RESEARCH AND DEVELOPMENT AND PRODUCT SUMMARY

    Our research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. We have identified opportunities in using synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, our future product development may utilize our proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 were $4.3 million, $10.3 million, $12.4 million and $15.3 million, respectively.

The following table summarizes the status of our products and research and development programs. The column titled "Status" indicates product development status. "Research" includes discovery, research, development and subsequent identification of a candidate for preclinical studies. The regulatory approval processes in Europe and the United States require successful completion of many steps before a product is approved for commercialization. See " -- Government Regulation."

-----------------------------------------------------------------------------------------------------------------
     PRIMARY PROGRAM/PRODUCT                       STATUS                          PRIMARY APPLICATIONS
-----------------------------------------------------------------------------------------------------------------
  CoStasis Surgical Hemostat        Marketed and distributed by U.S.       General surgery, orthopedic,
                                    Surgical in the United States, most    urologic, and cardiovascular
                                    European countries, Latin America,     procedures
                                    Middle East, Australia, New Zealand
                                    and India

                                    Also marketed in the United States
                                    directly by our own sales
                                    organization beginning in 2002.

                                    CE Mark received in fiscal 1999

                                    Received FDA approval in June 2000

-----------------------------------------------------------------------------------------------------------------
  CoSeal Surgical Sealant           CE Mark received in February 2000;     Anastomoses and incision lines in
                                    distributed in Europe by Tyco          cardiovascular and vascular
                                    Healthcare Group and other specialty   procedures involving vascular
                                    distributors.                          reconstruction

                                    Marketed in the United States
                                    directly by our own sales
                                    organization beginning in 2002.

                                    Filed PMA application with the FDA
                                    in April 2001, and received FDA
                                    approval in December 2001.

-----------------------------------------------------------------------------------------------------------------
  Other Programs
     Adhesion Prevention            Limited clinical studies               Prevention of post-surgical adhesion
     Barriers                                                              formation in general, gynecological,
                                                                           orthopedic and cardiovascular
                                                                           procedures

     Internal Adhesives             Research                               Replace or minimize the use of
                                                                           sutures and staples in surgeries

     Recombinant Human              Research                               Replacement for bovine collagen and
     Collagen and Thrombin                                                 thrombin in our products
-----------------------------------------------------------------------------------------------------------------

MANUFACTURING

    We manufacture and package the final products for CoStasis and CoSeal, and use outside contractors for other operations that include non-proprietary, high-volume processes. We lease approximately 6,000 square feet of manufacturing space in Palo Alto, California, which was constructed in fiscal 1999. There can be no assurance that we will be able to attract, hire, train and retain the required personnel or that we will be able to increase our capability to manufacture commercial quantities of our current and future products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. We may encounter similar problems. We cannot assure you that our manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have a material adverse effect on our ability to develop and commercialize products, which in turn would have a material adverse effect on our prospects, business, financial condition and results of operations. See "-- Additional Factors that Might Affect Future Results."

    We purchase raw materials used in our products from various suppliers. For example, we purchase all of our required collagen materials from McGhan Medical pursuant to the terms of intercompany agreements entered into in connection with our spin-off from Collagen. These materials have generally been readily available in the marketplace and have not been the subject of shortages; however, we, our suppliers or contract manufacturers may experience material shortages in the future. The source of the collagen supplied by McGhan Medical is bovine dermis. McGhan Medical uses our patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, McGhan Medical has sourced its bovine dermis from a "closed herd" of cattle in an effort to prevent diseases, such as bovine spongiform encephalopathy, or BSE, a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, McGhan Medical would have a limited ability to quickly increase its supply of acceptable cattle. Any such diminution could have a material adverse effect on our ability to sell bovine collagen-based products and, as a result, our results of operations could be materially and adversely affected. We also purchase PEG from a sole supplier. The PEG material is a key raw material component used in CoSeal. Any future shortages of materials or components could have a material adverse effect on our prospects, business, financial condition and results of operations. In addition, there can be no assurance that materials and components can be obtained at attractive prices in the future.

    We, as well as any third-party manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the quality system regulation, or QSR requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection, in preparation for obtaining a CE Mark on our products, in addition to annual renewal inspections. During 2000, our plant and operations underwent an FDA quality system regulation inspection, resulting in several observations and comments from the FDA, which were promptly and satisfactorily corrected. Although we were able to address the FDA's observations and comments in a timely manner, we cannot assure you that in the future our efforts to address any adverse observations from the FDA or other regulatory agencies will be successful, or will not adversely impact the timing or receipt of regulatory approval to market our products, or our ability to continue to market our products. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See "-- Government Regulation."

SALES, MARKETING AND DISTRIBUTION

    In November 1999, we entered into an agreement with U.S. Surgical for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand, and India. To date, we have been dependent on U.S. Surgical for the distribution of CoStasis, however, in January 2002, we also began selling CoStasis through our direct sales organization in the United States. In September 2000, we entered into an agreement with Tyco Healthcare Group to market and distribute CoSeal outside of the United States. The Tyco territories include most of the European Union, Eastern Europe, Middle East, Russia and certain other countries in Asia and Africa. CoStasis and CoSeal are also distributed in certain European countries through geographically-focused, specialty distributors with existing customer relationships and established sales infrastructures. We face significant sales and marketing challenges in Europe, which is a market that is and has been very entrenched with using a fibrin sealant product for many years. Our sales, marketing and distribution plans will be dependent in part on our ability to maintain our existing relationships with U.S. Surgical and Tyco Healthcare Group or enter into other strategic relationships and our ability to hire, train and retain specialized sales, marketing and distribution personnel. In January 2002, we put in place a direct sales capability in the United States, with a primary focus on CoSeal opportunities. We expect this organization, if successful, will somewhat lessen our dependence on U.S. Surgical and Tyco Healthcare. We also expect to increase the size of our U.S. sales organization, assuming the initial persons can grow our direct business at a satisfactory rate. We are also discussing potential modifications to our current agreements with U.S. Surgical and Tyco Healthcare, including possible changes in territories, the duration of our agreements, and the financial terms of our agreements. We anticipate that for the foreseeable future we will continue to be at least somewhat dependent on U.S. Surgical and Tyco Healthcare and a relatively small number of customers for a significant portion of our product sales. The loss of one or more significant customers, for any reason, or reduced orders from our significant customers, without replacement customers or orders, would reduce our product sales and adversely affect our ability to eventually achieve operating profitability. We cannot assure that we will be able to maintain our existing distribution relationships or that we will be able to secure alternative or additional strategic relationships, or that we will be able to hire, train or retain the necessary specialized personnel on terms that are attractive and acceptable to us, if at all.

    While sales of Collagraft bone graft products in fiscal years 2000 and 1999 totaled $1.2 million and $1.9 million, respectively, we no longer reflect such sales in our financial results as our ownership interest in NeuColl fell below 50% in March 2000. Sales of our collagen-based materials for research applications, which include Vitrogen, Cell Prime, and other bulk collagen products, were not material in the six months ended December 31, 2001 and fiscal 2001, 2000 and 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-- Government Regulation."

COMPETITION

    We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. Many of these companies and organizations have substantially greater financial, technological, research and development, regulatory and clinical, marketing, sales and personnel resources than we do. Many of them also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may develop alternative technologies or products that are more effective, easier to use or more economical than those that have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. Further, we cannot assure you that our current or future competitors will not be more effective in marketing competing products to our physician customers. If our current competitors or other parties succeed in developing these alternative technologies or products, or are more effective in marketing competing products, our prospects, business, financial condition and results of operations would be materially and adversely affected.

    Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure you that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to or competitive with our current or planned product portfolio. We will also face competition with respect to manufacturing efficiency and continuity, areas in which we currently have limited experience. Failure to address these factors and circumstances could have a material adverse impact on our financial condition and results of operations.

    Hemostatic and Biosealant Devices. In the hemostatic and biosealant areas, we believe we face strong competition in the United States from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats, and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Cryolife, Inc., Fusion Medical Technologies, Inc. and Genzyme Biosurgery, which recently acquired Focal, Inc. In the

United States, there are several additional biosurgery products under development by these companies, as well as the American Red Cross and Haemacure Corporation.

    We are developing a next-generation adhesion barrier product utilizing our PEG-polymer technology. We believe such a product, if marketed commercially, will offer advantageous benefits in terms of performance and deliverability versus currently marketed adhesion prevention products. Any future adhesion prevention product developed by us would compete with products from Lifecore Biomedical and Confluent Surgical, among others.

INTELLECTUAL PROPERTY

    We entered into an assignment and license agreement with Collagen, effective January 1, 1998, which allocated Collagen's technology and intellectual property between us and Collagen. Pursuant to this agreement, substantially all of Collagen's technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant field, was assigned to us and we granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license covering the assigned technology and intellectual property that is used solely in the field of Collagen's business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. This assignment and license agreement provides that we and Collagen, now McGhan Medical, may obtain certain rights to improvements made by the other company prior to March 15, 2004, to the extent improvements, if any, are in the applicable party's field of business. In addition, under this assignment and license agreement, we and Collagen have covenanted to not compete with each other's business at least until March 15, 2004.

    As of February 28, 2002, our patent portfolio included approximately 160 U.S. and foreign issued patents and approximately 75 U.S. and non-U.S. patents pending. These patents cover novel compositions of a variety of biomaterials and uses in various fields of medicine. Our patent portfolio has a strong focus on proprietary technology in the fields of collagen compositions and hydrophilic polymers used for in situ polymerization. We also hold several registered trademarks in the United States and a number of foreign countries and pursue the protection of our trademarks and service marks, whether or not such marks are registered. Notwithstanding these protective measures, which can include the filing of a lawsuit to protect our intellectual property, we cannot assure you how effective we will be in protecting our intellectual property. In addition, many of our older patents covering collagen-containing compositions have already begun to expire. However, the majority of our patent portfolio covers biomaterials that are tailored for use in a particular manner, and these patents will not expire until well into the next decade. In addition, we have a number of more recently issued patents covering various methods of treatment using specific formulations of biomaterials that will not expire for approximately 10 or more years. We have filed patent applications covering tissue adhesives, biosealants, and adhesion prevention agents; however, we can make no assurance that any such patents will issue, or that these patents, if issued, will provide us any competitive advantages or will not be challenged by third parties.

    We also rely upon trade secret protection for certain non-patented aspects of our proprietary technology. We cannot assure you that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require our employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property; however, certain of our agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that any of these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

    Our success will depend on our ability to obtain and maintain patent protection for our current and future products, preserve our trade secrets, prevent third parties from infringing upon our proprietary rights, and operate without infringing the proprietary rights of others, both in the United States and internationally. We cannot assure you that our pending or future patent applications will issue, or that the claims of our issued patents, or any patents that may issue in the future, will provide any competitive advantages for our products or that they will not be successfully challenged, narrowed, invalidated or circumvented in the future. Moreover, litigation and interference or opposition proceedings associated with obtaining, enforcing or defending patents or trade secrets is expensive, time consuming and can divert the efforts of technical and management personnel. In December 2000, we commenced an action alleging the infringement of one of our patents. We cannot assure you that we will be successful in this action. We have filed patent applications in certain foreign countries corresponding to certain patent applications that we have filed in the United States and may file additional patent applications inside and outside the United States. We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in patent laws and we believe the protection afforded by foreign patents or any other foreign intellectual property protection, if obtained, may be more limited than that provided domestically. In addition, we cannot assure you that our competitors will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, offer for sale, sell and import our products. We are aware that certain medical device, pharmaceutical and other companies, universities and research institutions have filed patent applications or have issued patents relating to compositions and methods for wound closure and adhesion prevention. In addition, the medical device and pharmaceutical industries have been characterized by litigation regarding patents and other intellectual property rights, and many companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. We cannot assure you that litigation will not be brought against us by third parties in the future challenging our patent rights or claiming infringement by us of patents held by these or other third parties or that we will be successful in our current or future attempts to protect our patent rights through litigation or other methods.

    Because of the substantial length of time and expense associated with bringing new products through the development and regulatory approval processes in order to reach the marketplace, the medical products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. While we intend to seek patent protection for our proprietary technology, products and processes, we cannot assure you regarding the success or timeliness in obtaining any such patents, that the breadth of claims obtained, if any, will provide adequate protection of our proprietary technologies, products and processes, or that we will be able to adequately enforce any such claims to protect our proprietary technology, products and processes. Because patent applications in the United States are confidential until the patents issue, and publication of discoveries in the scientific and patent literature tends to lag behind actual discoveries by several months, we cannot be certain that our inventors or licensors were the first to conceive of inventions covered by pending patent applications or that we were the first to file patent applications for these inventions. We may desire or may be required to obtain licenses to patents or proprietary rights of others. We cannot assure you that any licenses required under any patents or proprietary rights of third parties would be made available on terms acceptable to us, or at all. If we do not obtain these licenses, we could encounter delays in product introductions while we attempt to design around or otherwise avoid these patents, or we could find that the development, manufacture or sale of products requiring these licenses is foreclosed.

    At times in the past we have determined and we may in the future determine that litigation may be necessary to defend against or assert claims of patent infringement or invalidity, to enforce or defend patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. For example, in order to protect one of our patents, we commenced an action in December 2000, Cohesion Technologies, Inc. v. Fusion Technology, Inc., alleging that Fusion unlawfully contributed to infringement of one of our patents by selling its product lines. In addition, interference proceedings in the U.S. Patent and Trademark Office, or opposition proceedings in a foreign patent office, may be necessary to determine the priority of inventions with respect to our patent applications or patent applications of our licensors. Litigation, interference or opposition proceedings could result in substantial costs to us and diversion of effort by us, and adverse determinations in any such proceedings could prevent us from manufacturing, marketing or selling our products and could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

GOVERNMENT REGULATION

    Our existing and proposed products, research and development and planned commercialization activities are subject to regulation by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. The Federal Food, Drug and Cosmetic Act, as amended, sometimes referred to in this transition report as the FDC Act, the regulations promulgated under this act and other statutes and regulations govern the preclinical and clinical testing, manufacturing conditions, device safety, efficacy, labeling and storage, record keeping, advertising and the promotion of medical devices and drugs in the United States. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

    Additionally, in order for us to market our products in Europe and other foreign countries, we and/or our partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market our products outside the United States may be longer or shorter than that required in the United States. In order to market our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. We completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, one of the principal steps in the CE Mark process. In addition to a quality system audit, the CE Mark process involves review by the approving body of documentation submitted by us to document each product's clinical safety and performance.

    In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls relating to labeling, pre-market notification and adherence to the FDA's good manufacturing practices, as codified in the quality system regulation requirements. Class II devices are subject to general and special controls relating to performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices must receive pre-market approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, clearance must be obtained through a pre-market notification process under Section 510(k) of the FDC Act or a pre-market approval, or PMA, application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if the FDA determines that the device is substantially equivalent to a "predicate device," which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMA submission. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence that may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A "not substantially equivalent" determination, or a request for additional information, could prevent or delay the market introduction of new products. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

    A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for the submission of PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature and any training materials. The PMA application process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation of an advisory committee but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure compliance with applicable quality system regulation requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

    If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA letter, authorizing marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "non-approvable" letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA application may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA application. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require FDA approval of PMA supplements or new PMA applications. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

    If human clinical trials of a device are required, either for a 510(k) pre-market notification or a PMA application, and the device presents a "significant risk," the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate institutional review boards, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies supports the safety and efficacy of the device or warrants the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

    Our current products are Class III medical devices that have required the submission of PMA applications and quality system regulation inspections prior to being marketed in the United States. We anticipate that our products currently in development will be regulated as Class III medical devices and will require PMAs and quality system regulation inspections prior to being marketed in the United States. If our products in development need a PMA, we will need to obtain for each of our products in development an IDE in order to conduct clinical trials in the United States. We cannot assure that we will receive Class III medical device designation for our products in development or that we will be able to obtain IDEs for each of our planned products or that data from such clinical studies, if and when commenced, will demonstrate the safety and effectiveness of our product or will adequately support a PMA application. In addition, we cannot assure you that we will pass a quality system regulation inspection for our products in development.

    If clearance or approval for a given product is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, we are subject to routine inspection by the FDA and must comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable quality system regulation requirements, the medical device reporting regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or "off-label" uses. Any failure by us to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against us, our officers and our employees, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that such changes might have on our prospects, business, financial condition or results of operations.

    In November 1997, the FDA Modernization Act of 1997 was enacted. This legislation made changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. The changes affected the IDE, 510(k) and PMA processes, and also affected device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off-label information. We cannot predict what effect the changes will have on the regulation of our company's products.

    Although we anticipate that our products in development will be classified by the FDA as medical devices, in the event that a given product is classified by the FDA as a drug, it will require FDA approval of a new drug application, or NDA, prior to commercialization in the United States. The NDA process is generally more onerous, costly and lengthy than the PMA process, often requiring more extensive preclinical and clinical testing. Many products for which NDAs have been submitted by other companies have never been approved for marketing. Before clinical studies of a new drug can begin, an investigational new drug application, or IND, must be submitted to the FDA. FDA regulations provide that human clinical trials may begin 30 days following submission of an IND application, unless the FDA advises otherwise or requests additional information, clarification or additional time to review the application. An IND application contains extensive preclinical data and information about the drug. If any of our products in development are classified as a drug, we cannot assure you that we will develop sufficient data and information to submit an IND for our products or that such data and information if submitted, would be sufficient for the purposes of commencing clinical studies of the products. Delays in the receipt of or failure to obtain FDA authorization to begin or continue clinical trials could have a material adverse effect on our prospects, business, financial condition or results of operations.

    The FDA regulates the manufacturing, product testing and marketing of both medical devices and drugs. Manufacturers of drugs are required to comply with applicable good manufacturing practices and, in the case of medical devices, quality system regulation requirements, which include requirements relating to product design, manufacturing processes, product testing, and quality assurance, as well as the corresponding maintenance of records and documentation. We cannot assure that we will be able to comply with the applicable quality system regulation requirements. In addition, we are required to provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our medical devices, as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. Failure to comply with quality system regulations, or other FDA regulatory requirements, could have a material adverse effect on our prospects, business, financial condition or results of operations.

    We received approval from the FDA in June 2000 to market CoStasis in the United States. We received a CE Mark for CoSeal in February 2000, filed a PMA application with the FDA in April 2001 and received approval from the FDA in December 2001 to market CoSeal in the United States. However, we cannot assure you that we will be successful in maintaining the required approval from the FDA and other regulatory agencies to market our products, or that any future products will receive approval to market from the FDA or other regulatory agencies within our anticipated timeframe, or at all.

    The collagen used in our products is derived from the hides of United States cattle. Bovine spongiform encephalopathy, or BSE, was initially reported in cattle in the United Kingdom, and is characterized by degenerative lesions of the central nervous system. The source of infections in animals is believed to derive from eating infected sheep-derived feed. While the disease has been reported in European countries, we are not aware of any reports of BSE in United States cattle to date, and currently we rely on a "closed herd" of United States cattle for our bovine collagen-based products. We cannot assure you that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters that may adversely affect our ability to manufacture, market or sell our bovine collagen-based products, which could have a material adverse effect on our prospects, business, financial condition and results of operations.

THIRD PARTY REIMBURSEMENT

    Reimbursement and health care payment systems in international markets vary significantly by country. In connection with international product introductions, we and any current or future strategic marketing partners may be required to seek international reimbursement approvals. If required, we cannot assure you that any of these approvals will be obtained in a timely manner, or at all, and failure to receive these international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which these approvals are sought.

    In the United States, health care providers, including hospitals and physicians, which purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. We anticipate that in a prospective payment system, such as the diagnostic-related group system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for our products and, therefore, no assurance that reimbursement for our products will be available. Accordingly, we believe that there will be no procedure-specific reimbursement codes for our products and therefore no assurance that reimbursement for our products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, our business could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third party payors' policies toward reimbursement for these procedures or our products would have a material adverse effect on our prospects, business, financial condition and results of operations. Our business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means.

PRODUCT LIABILITY AND INSURANCE

    The development, manufacture and sale of our products may expose us to product liability claims. To date, we have not been held liable for a products liability claim asserted against us. However, we cannot assure you that we will not experience losses due to product liability claims in the future. Although we currently have general liability insurance and product liability insurance, we cannot assure you that such coverage will be adequate to address any product liability claims that may be filed, or that such insurance will be available to us in the future on reasonable terms, if at all. In addition, we cannot assure you that all of the activities encompassed within our business are or will be covered under our policies. We may require additional product liability coverage if we significantly expand commercialization of our products. This coverage is expensive, difficult to obtain and may not be available in the future on acceptable terms, if at all. Any claims or series of claims against us, regardless of their merit or eventual outcome, could have a material adverse effect on our prospects, business, financial condition and results of operations.

ADDITIONAL FACTORS THAT MIGHT AFFECT FUTURE RESULTS

We have a history of operating losses and anticipate continued operating losses.

    Our operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that these expenses may continue to increase for the foreseeable future. Our ability to achieve and sustain operating profitability is highly dependent upon obtaining in a timely and efficient fashion, regulatory approval for and successfully commercializing and marketing our products in development and developing sales and marketing capabilities for our products in Europe, the United States and other markets. We cannot assure you that we will obtain required regulatory approvals in a timely fashion, if at all, or successfully develop, manufacture, commercialize and market our products or that we will ever record significant product revenues or achieve operating profitability.

We will need to obtain additional financing to fund operations.

     We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the next six to twelve months. However, during this period and thereafter, we will require additional financing which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may have to significantly reduce our expenses and may not be able to effectively market our products, continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would adversely affect our prospects, business, financial condition and results of operations.

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

    We anticipate that for the foreseeable future we will continue to be primarily dependent on a small number of customers for our revenues. We currently are largely dependent on U.S. Surgical for the distribution of CoStasis, and we are dependent upon Tyco Healthcare for the distribution of CoSeal in the majority of international countries. While we have recently implemented a direct selling organization in the United States focused primarily on CoSeal, we anticipate that U.S. Surgical will continue to sell CoStasis, and may also sell CoSeal, in the United States. The loss of U.S. Surgical, Tyco Healthcare, or one or more of our other significant customers, for any reason, or reduced orders from our significant customers without replacement customers or orders would significantly reduce our revenues and adversely affect our ability to achieve operating profitability.

We must develop and commercialize our products to generate revenues.

    Except for CoStasis, CoSeal, and our line of Intermediate Products, our other products are in research or preclinical or clinical development and are not currently generating revenue. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, or that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain additional CE Marks in Europe, on a timely basis, if at all, or that any PMA application submitted by us will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our prospects, business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

    We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Cryolife, Inc., Genzyme Biosurgery, which recently acquired Focal, Inc., and Fusion Medical Technologies, Inc. In the United States, there are several additional biosurgery products under development by these companies, as well as the American Red Cross and Haemacure Corporation. Additionally, several companies and institutions are engaged in the development of collagen-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs, such as a next generation adhesion prevention barrier. We believe such a product, if marketed commercially, will offer advantageous benefits in terms of performance and deliverability compared to currently marketed adhesion prevention products, and would compete with products from Lifecore Biomedical and Confluent Surgical, among others.

    Many of our competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those that have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our prospects, business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to, or competitive with, our current or planned product portfolio. We also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on our prospects, business, our financial condition and results of operations. See "Business -- Competition" and "Business -- Manufacturing."

The market may not accept our products.

    CoStasis Surgical Hemostat is a product designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a product designed to seal anastomoses and sites of incision, in connection with surgery. We cannot assure that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and we cannot assure you that these recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that our products are an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to the patient and cost savings achieved through use of our products outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, and the willingness of such users to learn these relatively new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to successfully develop an effective direct marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our prospects, business, financial condition and results of operations.

We have limited marketing and sales capabilities.

    We currently have limited experience in marketing and selling our products and we have only recently initiated a significant direct marketing and sales capability in the United States. In order to achieve commercial success for any approved product, we must either develop an effective marketing and sales force or enter into arrangements with third parties to market and sell our products. As we attempt to develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and we cannot assure that these efforts will be successful. Failure to further develop and expand our direct sales and marketing force or enter into arrangements with other companies to market and sell our products will reduce our ability to generate revenues.

EMPLOYEES

    As of February 28, 2002, we had 73 employees, 10 of whom were engaged directly in research and new product development, eight in regulatory affairs, quality assurance and clinical activities, 19 in manufacturing, 25 in sales and marketing and 11 in finance and administration. The number of employees in sales and marketing will likely increase as a result of our effort to build an effective direct sales force to sell CoSeal and CoStasis in the United States. We maintain compensation, benefits, equity participation and work environment policies intended to assist in attracting, hiring and retaining qualified personnel. We believe the success of our business will depend, in significant part, on our ability to attract, hire and retain personnel who can execute the tasks necessary to successfully conduct our business. None of our employees is represented by a collective bargaining agreement, nor have we experienced any work stoppage. We consider relations with our employees to be good.

EXECUTIVE OFFICERS

    The following information is as of February 28, 2002, except as specified below, regarding our executive officers.

NAME                                     AGE                            POSITION
----                                     ---                            --------
William G. Mavity..................      52    Chief Executive Officer,President and Director
James E. Barnes....................      46    Vice President, Operations
Ross Erickson......................      56    Vice President, Regulatory Affairs, Clinical Research and
                                               Quality Assurance
George Y. Daniloff, M.D., Ph.D.....      43    Vice President, Research and Development
Russell W. McDaniell...............      52    Vice President, Sales
David W.J. Smith...................      37    Vice President, Marketing and Business Development
Deborah L. Webster.................      42    Vice President, Human Resources and Administration, Chief
                                               Administrative Officer
Sharon Kokubun.....................      46    Vice President, Finance and Controller

    William G. Mavity, Chief Executive Officer, President and Director. Mr. Mavity began serving as our Chief Executive Officer and President on October 1, 2001 and has served as a director since September 18, 2001. Prior to joining our company, Mr. Mavity served as President, Chief Executive Officer and director of InnerDyne, Inc., a medical device company, from 1993 until the acquisition of InnerDyne by U.S. Surgical, a unit of Tyco International Ltd., in December 2000. From 1972 to 1993, Mr. Mavity served at Minnesota Mining and Manufacturing Company, frequently referred to as 3M, in positions of increasing responsibility including operations director (Medical Device Division), general manager and manufacturing manager (Sarns/3M Health Care), and manufacturing manager (3M Health Care, Europe). Mr. Mavity holds a B.S. in mechanical engineering administration from the University of Delaware.

    James E. Barnes, Vice President, Operations. Mr. Barnes joined our company in November 2001, serving as our Vice President of Operations. Prior to joining our company, Mr. Barnes served as the Vice President of Operations of InnerDyne, Inc., a medical device company, from 1996 until and for a brief period following the acquisition of InnerDyne by U. S. Surgical in December 2000. From 1977 to 1996, Mr. Barnes served in various manufacturing and quality management positions at Sarns, Inc., which was acquired and became a business unit of 3M. Mr. Barnes has a B.S. in microbiology from Michigan State University.

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

    George Y. Daniloff, M.D., Ph.D., Vice President, Research and Development. Dr. Daniloff has served as our Vice President, Research and Development since January 2001. Prior to joining our company, Dr. Daniloff was chief scientific officer at Sensors for Medicine and Science, Inc. since 1997. Prior to that, he was director of research and development at Sanofi Diagnostics Pasteur, Inc., which was subsequently acquired by Beckman Coulter, Inc. From 1990 to 1996, Dr. Daniloff held several positions at Metra Biosystems, Inc., now part of Quidel Corporation, including senior director, research and development. Dr. Daniloff also served as senior chemist at Syva Company. Dr. Daniloff holds a Ph.D. in biochemistry and an M.D. degree, has published numerous papers and names on multiple patents.

    Russell W. McDaniell, Vice President, Sales. Mr. McDaniell has served as our Vice President, Sales since March 2000. Prior to joining our company, Mr. McDaniell was a co-founder of CardioVention, an early stage cardiovascular company where he served as Vice President of Marketing and Business Development since September 1997. Prior to CardioVention, Mr. McDaniell was Director of Sales at Cardio Thoracic Systems, a cardiovascular products company that was later acquired by Guidant Corporation. From 1986 to 1996, Mr. McDaniell was the Director of Sales for Sulzer-Carbomedics. Mr. McDaniell holds a B.S. in marketing from Fairleigh Dickinson University and an A.A.S. in Engineering from New York Technical College.

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

    Deborah L. Webster, Vice President Human Resources and Administration, Chief Administrative Officer. Ms. Webster has served as our Vice President of Human Resources and Administration, Chief Administrative Officer since January 1998. Ms. Webster joined Collagen in 1982 and served in various human resource and management positions until 1991, when she was appointed to vice president, human resources and administrative services. Ms. Webster has a B.A. from the University of California at Berkeley and completed the Stanford University Executive Program at the Graduate Business School.

    Sharon Kokubun, Vice President, Finance and Controller. Ms. Kokubun has served as our Vice President, Finance and Controller since January 1998. Ms. Kokubun joined Collagen in April 1988 as assistant controller and was promoted in February 1994 to treasurer. Ms. Kokubun is a certified public accountant and has an M.B.A. in finance from the University of Hawaii.

ITEM 2. PROPERTIES

    Our principal executive, research and development, marketing, and manufacturing activities presently are located in Palo Alto, California. We lease approximately 33,000 square feet of a facility under a lease agreement that expires in 2004. We believe that our facilities are adequate to meet our requirements at least through the end of 2002.

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

     In 2001, the U.S. District Court for the Northern District of California dismissed the Campbell, Crane and Kerr cases on the grounds of forum non conveniens, or lack of a convenient forum. As a condition of these dismissals, Collagen, our company and several of the other defendants agreed to litigate any claims brought by the plaintiffs in these actions in the United Kingdom. The plaintiffs in these actions appealed the dismissals of their lawsuits to the Ninth Circuit Court of Appeals. Although the appeals have been fully briefed, no schedule has been set for when the Court of Appeals will decide the matters.

    The U.S. District Court for the Northern District of California dismissed us from the Vaernes case on the ground that the plaintiff had failed to state a claim against us upon which relief could be granted. Although the court gave the plaintiff an opportunity to amend her complaint in order to attempt to state a claim against us, the plaintiff elected to drop us from her case. Although the Vaernes lawsuit is proceeding, we are no longer a party to it.

     We have not yet been served in the Bell action in state court, although many of the other parties have been served. We have been advised by the plaintiff's counsel that the plaintiff does not presently intend to serve us in this case, although the plaintiff could change her mind and attempt to do so.

     In December 2000, we filed a complaint against Fusion Technologies, Inc. in the Northern District of California. We claim that Fusion infringes U.S. Patent Nos. 6,110,484 and 6,277,394 and seek preliminary and injunctive relief and damages. Additionally, we claim that Fusion's infringement of the patents is willful and seek enhanced damages and attorney's fees. Discovery is ongoing and trial is scheduled for July 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS

     On October 30, 2001, we held our annual meeting of stockholders in Palo Alto, California. The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows (votes in thousands):


                                                                                           No. of
                                                             No. of                         Votes
                                                             Votes       No. of Votes     Withheld/
                                                              For           Against       Abstained
                                                             ------      ------------     ---------
1)   To elect six directors

     Name of Nominee:
       John R. Daniels, M.D. ............................     8,348             --            74
       Craig T. Davenport ...............................     8,348             --            74
       William G. Mavity ................................     8,267             --           156
       Mark A. Philip, Ph.D. ............................     8,349             --            74
       Thomas M. Prescott ...............................     8,347             --            75
       Robert C. Robbins, M.D. ..........................     8,347             --            75

2)  To approve the Cohesion Technologies, Inc. 2001
    Employee Stock Purchase Plan. .......................     7,584           801             39

3)  To ratify the appointment of Ernst & Young LLP as
    independent auditors of the Company for the fiscal
    year ending June 30, 2002. ..........................     8,356            49             18

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Our common stock began trading on The Nasdaq Stock Market under the symbol CSON as of August 13, 1998. There was no public market for our common stock prior to that date. The following table sets forth, for the periods indicated, the high and low trading prices for our common stock as reported on The Nasdaq Stock Market by quarter in fiscal 2000 and 2001, and the six months ended December 31, 2001.


QUARTER ENDED                                           HIGH        LOW
-------------                                           -----     ------
September 30, 1999..............................       $ 7.38     $ 4.06
December 31, 1999...............................         9.13       5.25
March 31, 2000..................................        17.00       8.38
June 30, 2000 ..................................        14.81       9.25
September 30, 2000..............................        12.25       7.50
December 31, 2000...............................        11.06       5.13
March 31, 2001..................................         8.00       4.25
June 30, 2001...................................         6.19       3.03
September 30, 2001..............................         5.42       2.04
December 31, 2001...............................         5.16       2.75

SALES OF UNREGISTERED SECURITIES

     We have not engaged in any sale of unregistered securities in the six months ended December 31, 2001 or for the fiscal years ended June 30, 2001, 2000 and 1999.

HOLDERS OF RECORD

     At February 28, 2002 there were approximately 708 holders of record of our common stock.

DIVIDENDS

    We have never paid any cash dividends and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         SIX MONTHS ENDED
                                            DECEMBER 31,                                YEARS ENDED JUNE 30,
                                       ---------------------     ---------------------------------------------------------------
                                         2001         2000         2001            2000         1999         1998         1997
                                       --------     --------     --------        --------     --------     --------     --------
                                                  (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Product sales .....................    $  1,501     $  1,179     $  2,690        $  1,998     $  2,594     $  2,043     $  2,527
Other revenues ....................         189           92          291             500           --           --           --
                                       --------     --------     --------        --------     --------     --------     --------
Total revenues ....................       1,690        1,271        2,981           2,498        2,594        2,043        2,527

Loss from operations ..............     (11,849)     (10,555)     (20,338)        (21,187)     (24,908)     (31,483)     (16,358)
Net income (loss) .................    $ (2,224)    $ (7,196)    $(11,981)(2)    $  8,906     $  6,201     $ (9,567)    $  4,981

Earnings (loss) per common
   share -- basic .................    $  (0.24)    $  (0.78)    $  (1.29)       $   1.02     $   0.73
Pro forma earnings (loss) per
   common share -- basic (1) ......                                                                        $  (1.07)    $   0.57
Earnings (loss) per common
   share assuming dilution: .......    $  (0.24)    $  (0.78)    $  (1.29)       $   0.93     $   0.72
Pro forma earnings (loss) per
   common share assuming
   dilution (1) ...................                                                                        $  (1.07)    $   0.56
Weighted average shares
   outstanding -- basic (1) .......       9,422        9,282        9,322           8,756        8,550        8,913        8,804
Weighted average shares
   outstanding assuming
   dilution (1) ...................       9,422        9,282        9,322           9,557        8,635        8,913        8,930

                                                                           JUNE 30,
                               DECEMBER 31,    ----------------------------------------------------------------
                                   2001          2001          2000          1999          1998          1997
                               ------------    --------      --------      --------      --------      --------
BALANCE SHEET DATA:
Total assets ..............      $ 28,840      $ 45,630      $ 65,820      $ 71,519      $ 95,653      $114,604
Long-term liabilities .....         2,188         9,133        13,476        18,985        31,923        35,131

------------

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

(2) Net loss for the year ended June 30, 2001 includes a $129,000 charge (net of tax) for cumulative effect of accounting change as a result of our adoption of Statement of Financial Accounting Standards No. 133 on Accounting for Derivative Instruments and Hedging Activities on July 1, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this transition report on Form 10-K for the six months ended December 31, 2001. Some of the statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking. The words "may," "will," "could," "should," "continue," "anticipates," "projects," "believes," "expects," "future," "plans," "might," "intends," "seeks," "estimates," and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers if procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. In addition, we may not prevail in our patent infringement lawsuit claiming patent infringement by Fusion Medical Technologies, Inc. The risks related to this lawsuit that could cause our actual results to differ materially from those described in forward-looking statements include that the court may rule against us on the issue of infringement, we may not be awarded damages and/or permanent injunctive relief, the court could limit our ability to enforce our patent, we could be served with a counter suit, our patent could be declared invalid or the substantial cost and length of time and unpredictability associated with litigation. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see "Business -- Government Regulation," "Business -- Competition" and "Business -- Additional Factors that Might Affect Future Results."

    We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which can increase the effectiveness of, and minimize complications following open and minimally invasive surgeries. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We have also previously conducted research programs in recombinant human collagen and thrombin, with the ultimate goal of developing recombinant sources of human collagen and thrombin but have curtailed activities in this area as described below.

    Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, urologic, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical, a business unit of Tyco Healthcare Group and Tyco International, for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The CoStasis agreement with U.S. Surgical originally granted U.S. Surgical exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoStasis product each calendar year. To date, U.S. Surgical has failed to purchase sufficient CoStasis product to maintain exclusive distribution rights. In addition, U.S. Surgical has thus far elected not to make a payment that would allow for the maintenance of exclusivity in the absence of meeting minimum product purchases. Accordingly, we are discussing potential modifications to our current agreements with U.S. Surgical and Tyco Healthcare, including possible changes in territories, and the duration and financial terms of our agreements. In January 2002, we also began selling CoStasis through our own direct sales organization in the United
States.

    CoSeal Surgical Sealant, our second surgical biosealant product, is designed for sealing vascular grafts and other tissues and sites of incision and incision repair. In February 2000, we received a CE Mark for CoSeal, allowing product sales to commence in Europe. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. We filed a PMA application with the FDA for CoSeal in April 2001, received approval from the FDA in December 2001 to market CoSeal in the United States and launched the product in January 2002.

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

    In November 2001, we announced and implemented a restructuring program to redirect the focus of our resources on technology platforms specific to our first two products, CoStasis and CoSeal. Given our existing remaining financial resources, we could no longer continue to fund all existing research and development programs while at the same time, build the sales and marketing infrastructure needed to support direct sales of CoSeal in the United States. As a result, certain research and development activities were curtailed by December 31, 2001, including our recombinant human collagen research program. On November 14, 2001, we reduced our workforce by approximately 20%, which affected primarily research and development personnel. We also incurred costs to shut down a clinical trial in Europe and certain fixed assets associated with curtailed research and development programs were identified as impaired. In light of the redirected focus of our company, we expect our ongoing research and development resources will be allocated to primarily support our existing commercial products, CoStasis and Coseal, and to continue limited clinical evaluations of our adhesion prevention barrier, and low level activity on internal adhesives. Although we eliminated the majority of the internal research and development personnel involved in the recombinant programs, we have endeavored to retain essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding for this program become available.

    In December 2001, we changed our fiscal yearend from June 30 to December 31, effective with the six months ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    We have identified the policies below as critical to our business and the understanding of our results of operations. The preparation of the financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts and we evaluate these estimates on an on-going basis. Actual results may differ from those estimates. You should also refer to the footnotes to the financial statements for more detail regarding our accounting policies.

    We estimate that our existing financial resources will support our cash requirements for the next six to twelve months and we are currently evaluating alternative sources of additional financing. Our financial statements have been prepared on the basis that we are an ongoing business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. For example, the carrying value of our fixed assets may not reflect the proceeds that could be obtained in a current sales transaction.

     We recognize revenue in accordance with Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. Our primary sources of revenue are product sales and license payments. Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns. License payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. License fees received for distribution rights to our products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved. The majority of our CoStasis and CoSeal revenues to date has been from our distributors, U.S. Surgical and Tyco Healthcare. As we begin direct sales of CoSeal and CoStasis in the U.S., we may experience more customer returns and credit losses than we have historically, even though we perform ongoing credit evaluations on our customers. We maintain reserves for potential returns and credit losses and update our estimates on an ongoing basis.

     Inventories are valued using an average cost of production; however, we may be required to write down our inventory to an estimated marketable value based on our assumptions of future demand and market conditions. If our actual results are less favorable than our current estimates, we may also adjust the carrying value of our inventory for obsolescence and shelf life. As of December 31, 2001, the carrying value of our inventory was $2.5 million.

     We value our equity securities at fair value, which in the case of public equity securities such as Pharming, is based upon the closing stock price at the end of the reporting period. Although Pharming is valued at quoted market prices, we may not be able to sell the shares at the quoted value due to the low trading volume of that stock. Because Pharming filed for receivership in the September 2001 quarter, we recorded an impairment charge to write down the cost basis of our investment to zero. As a result, our future earnings will not be adversely impacted by our ultimate realization of this investment. As of December 31, 2001, the carrying value and unrealized gain of our investment in Pharming was $0.7 million.

     We have entered into collaborative arrangements with outside parties for research and development work, such as Pharming for recombinant human collagen. These projects may involve some form of cost sharing arrangement or milestone payments. We provide for our financial obligations of these joint development projects based on various factors, such as percentage of completion and probability of milestone achievement, both of which require our estimate and judgment. Reimbursement of our program costs is reported as a reduction in research and development expense and such amounts are disclosed in the notes to our financial statements. As of any period end, management is also required to exercise judgment regarding the collectibility of program cost reimbursement receivables related to our collaborative arrangements.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2001 and 2000

    Revenues were $1.7 million and $1.3 million for the six months ended December 31, 2001 and 2000, respectively, and included contract revenue of $0.2 million and $0.1 million, respectively, related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Product sales were $1.5 million and $1.2 million for the six months ended December 31, 2001 and 2000, respectively. The increase in product sales was due primarily to higher international sales of CoSeal. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical. Our business and financial results could be adversely affected in the event that these third party firms are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

    Cost of sales as a percentage of product sales was 209% and 231% for the six months ended December 31, 2001 and 2000, respectively. Gross margins continue to remain negative and reflect a high level of fixed manufacturing costs that are independent of sales volume in each of these periods.

    Research and development expenses were $4.3 million and $6.0 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in research and development spending was due primarily to the completion of the CoSeal clinical trial and lower spending in the current period, as a result of the restructuring implemented in November 2001. It is unclear at this time what the impact of Pharming's financial condition will be on our collaborative efforts on the recombinant human collagen program, however, we expect to recognize the financial impacts, if any, when sufficient information becomes available to permit management to reasonably judge these impacts.

    Selling, general and administrative expenses were $5.4 million and $2.9 million for the six months ended December 31, 2001 and 2000, respectively. The increase in selling, general and administrative expenses was primarily due to increased personnel costs related to a buildup of a sales and marketing infrastructure to support direct sales of our products in the United States and legal fees related to the Fusion lawsuit.

    During the quarter ended December 31, 2001, we recorded a $640,000 charge related to the restructuring of our operations, which was comprised of $405,000 for restructuring costs ($385,000 for severance and related costs and $20,000 for other shutdown costs), and $235,000 for fixed asset impairments. As of December 31, 2001, approximately $100,000 had been paid for severance and $20,000 for other related shutdown costs. We expect to complete all severance payments related to the restructuring by July 2002 and the disposition of assets by the end of 2002.

    For the six months ended December 31, 2001 and 2000, we recorded $0.1 million and $0.3 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation. Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and to approximately 99% in December 1997. Pursuant to the intercompany agreements with us, Collagen transferred its interest in Cohesion Corporation to us effective January 1, 1998. In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with this cancellation, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We made these option payments ratably over the original vesting period of the canceled option so long as the former holder thereof remained an employee or consultant of our company. All payments to option holders were completed by December 31, 2001.

    Net realized gains on investments were $16.0 million and $0.7 million during the six months ended December 31, 2001 and 2000, respectively. The net realized gains on investments were due primarily from the sale of common stock of Boston Scientific in the current six month period and from the sale of Johnson & Johnson stock in the comparable period of the prior year. We also recorded an impairment charge of $5.3 million in the quarter ended September 30, 2001 for the writedown of our investment in Pharming, N.V., which filed for receivership in August 2001.

    Interest income was $315,000 and $739,000 for the six months ended December 31, 2001 and 2000 respectively. The decrease was due to higher average cash and cash equivalent balances and interest rates in the prior period.

    Interest expense was $100,000 and $129,000 for the six months ended December 31, 2001 and 2000, respectively, and was related to our obligation under our capital lease.

    We recorded a provision for income taxes of $1.3 million in the six months ended December 31, 2001 related to the write-off of deferred tax assets as we do not expect to realize these tax benefits until we become profitable. In the six month period ended December 31, 2000, we recorded a tax benefit which reflects a refund for taxes we expected to receive from the carryback of the fiscal 2001 loss. As a result of expected future operating losses, we do not expect to recover additional tax benefits until we reach profitability.

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

    Research and development expenses were $10.3 million, $12.4 million and $15.3 million for fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 research and development spending decreased 18% from fiscal 2000 due to timing of clinical trial expenses and the absence of NeuColl orthopedic program expenses. The decrease in fiscal 2000 research and development spending from 1999 was due primarily to timing of clinical trial expenses and lower spending in our recombinant programs. Research and development expenses for fiscal years 2001, 2000 and 1999 reflect reimbursement from McGhan Medical for the recombinant human collagen program in accordance with the intercompany agreements entered into between our company and Collagen in connection with our spin-off from Collagen.

    Selling, general and administrative expenses were $6.5 million, $6.5 million and $6.8 million in fiscal 2001, 2000, 1999, respectively. Fiscal 2001 selling, general and administrative spending were flat compared to fiscal 2000. Legal fees related to the Fusion lawsuit and increased support costs in fiscal 2001 were offset by the absence of NeuColl expenses. The slight decrease in selling, general and administrative spending in fiscal 2000 over the prior year is due to spin-off related costs incurred in fiscal 1999.

    During fiscal years 2001, 2000 and 1999, we recorded $0.4 million, $1.4 million and $3.4 million, respectively, of compensation expense in connection with the cancellation of the remaining stock options of Cohesion Corporation.

    Net realized gains on investments were $0.7 million, $31.8 million and $36.3 million in fiscal 2001, 2000 and 1999, respectively. In fiscal 2001, the gains were primarily from the sale of Johnson & Johnson common stock. In fiscal 2000 and 1999, the gains were primarily from the sale of common stock of Boston Scientific Corporation. During fiscal 2000, gains also included $4.4 million resulting from a business combination between Innovasive Devices and Johnson & Johnson. The timing and number of shares of common stock sold have depended on market conditions and our anticipated cash needs in the past.

    Equity in losses of affiliates of $20,000 in fiscal 2000 was related to our investment in NeuColl. The fiscal 1999 impairment of investments of $1,321,000 was due to a writedown of our Innovasive Devices investment.

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

    In fiscal 2001, we recorded a tax benefit, which primarily reflects a refund for taxes we expected to receive from the carryback of the current fiscal year's loss. Our effective tax rate for fiscal 2000 was 22% due to tax benefits related to investments and equity losses in affiliate companies. The tax rate for fiscal 1999 was 39%, which primarily reflected utilization of credits for research and development expenditures.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, cash and investments were $17.5 million (including the unrealized gain of $0.7 million for Pharming common stock) compared to $27.3 million at June 30, 2001. Net cash used in operating activities was $6.7 million ($9.9 million excluding an income tax refund), $16.5 million, $21.5 million, and $28.8 million for the six months ended December 31, 2001 and fiscal 2001, 2000, and 1999, respectively.

    For the six months ended December 31, 2001, cash provided by investing activities of $13.8 million was related to proceeds of approximately $13.7 million from the sale of equity investments and $0.5 million from the sale of restricted cash investments, which were offset by $0.4 million for capital expenditures. We anticipate that capital expenditures will not exceed $1.5 million in 2002. Net cash used in financing activities of $0.4 million for the six months ended December 31, 2001 included $0.1 million of proceeds from stock programs (incentive stock options and employee stock purchases), which were offset by payments of approximately $0.5 million on a capital lease obligation.

    Our principal sources of liquidity include our cash and cash equivalents. In August 2001, one of our investments, Pharming N.V., filed for receivership. As a result, we recorded a $5.3 million loss, the cost basis of our Pharming common stock investment, for the writedown of this investment in the September 2001 quarter. Although we have valued our Pharming investment at December 31, 2001, it is uncertain at this time what the recoverable value will be, if any.

    We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the next six to twelve months. However, during this period and thereafter, we will require additional financing which may include attempting to sell equity securities or to secure debt financing or other financing arrangements. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

    In September 1998, our board of directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of March 15, 2002, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the six months ended December 31, 2001 or in the first quarter of 2002.

    In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation. In connection with such program, we offered to pay each holder of canceled options a per share amount equal to the excess of $16.70 over the exercise price of the canceled option. We made these option payments ratably over the original vesting period of the canceled option so long as the holder thereof remained an employee or consultant of our company. All payments to option holders were completed by December 31, 2001.

As of December 31, 2001, our future contractual obligations and commercial commitments are as follows:

                                                                   Payments Due by Period
                                              ----------------------------------------------------------------
                                                            Less than                                 After 5
Contractual Obligation                         Total         1 year       1-3 years     4-5 years      years
----------------------                        --------      ---------     ---------     ---------     --------
Long Term Debt ........................             --            --            --            --            --
Capital Lease Obligations (a) .........       $  2,371      $  1,035      $  1,336            --            --
Operating Leases ......................          1,907           654           654           599
Unconditional Purchase Obligations ....             --            --            --            --            --
Other Long Term Obligations ...........             --            --            --            --            --
Total Contractual Obligations .........       $  4,278      $  1,689      $  1,990      $    599            --

     (a) Secured by equipment and restricted cash

                                            Total Amounts
Other Commercial Commitments                  Committed
----------------------------                -------------
Lines of Credit ......................            --
Standby Letters of Credit ............            --
Guarantees ...........................            --
Standby Repurchase Obligations .......            --
Other Commercial Commitments .........            --
Total Commercial Commitments .........            --

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (or FASB) issued FAS 141 on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. The adoption of FAS 141 and 142 is not expected to have an impact on our financial position at transition.

    In October 2001, the FASB issued FAS 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to financial market risks, including changes to interest rates and equity security prices. To mitigate these risks, we have utilized derivative financial instruments. We do not utilize derivative financial instruments for speculative or trading purposes.

INTEREST RATE RISK

     The primary objective of our debt investment portfolio is to preserve principal. We invest in debt instruments that meet high credit quality standards and limit the amount of credit exposure to any one issue, issuer, or type of instrument. We also limit the maturity of debt investments to 400 days or less. As of December 31 and June 30, 2001, we held approximately $7,610,000 and $9,475,000 of interest rate sensitive investments in debt securities, respectively. The impact of interest rates on the majority of our investments in debt securities as of December 31 and June 30, 2001 is not material. This assessment is based on sensitivity analyses performed on our financial positions at December 31 and June 30, 2001. Actual results may differ materially.

EQUITY SECURITY PRICE RISK

     We are exposed to equity security price risks on our investment in Pharming Group, N.V. common stock and equity instruments of other biotechnology or biomedical device companies. To hedge against fluctuations in the market value of a portion of our prior holdings of Boston Scientific common stock, we entered into costless collar instruments that expired quarterly from August 1998 through May 2001, which required settlement in cash. At December 31 and June 30, 2001 there were no shares hedged using these collars. The fair values of these investments as of December 31, 2001 and June 30, 2001 and 2000 are as follows (in thousands):

                                                              JUNE 30
                                      DECEMBER 31,    ----------------------
EQUITY INVESTMENTS                        2001          2001          2000
------------------                    ------------    --------      --------
Boston Scientific ..............        $     --      $ 12,337      $ 15,921

Boston Scientific, Collar ......              --            --         2,198

Johnson & Johnson ..............              --            --         8,150

Pharming Group N.V .............             739         4,867        10,894
                                        --------      --------      --------

Total ..........................        $    739      $ 17,204      $ 37,163
                                        ========      ========      ========

     As of June 30, 2001, we held an equity investment in the Pharming Group N.V. with a fair value of approximately $4.9 million and a cost basis of approximately $5.6 million. In August 2001, Pharming filed for receivership in order to seek protection from its creditors because a financing facility that was previously announced could not be obtained following a breakdown of certain discussions with potential partners for mergers with or acquisition of Pharming. As a result, the value of our investment was impaired and we may not be able to sell any of our remaining shares of Pharming stock at attractive prices or at all. We recorded a $5.3 million loss for the writedown of this investment in the September 2001 quarter. As of December 31, 2001, we valued our Pharming common stock at the closing stock price; however, we may not realize this price in the future due to the continued uncertainty surrounding Pharming and the low trading volume of the Pharming stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
COHESION TECHNOLOGIES, INC. CONSOLIDATED FINANCIAL STATEMENTS:

Report of Ernst & Young LLP, Independent Auditors ..............................................       32
Consolidated Balance Sheets as of December 31, 2001, June 30, 2001 and June 30, 2000 ...........       33
Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2001 and 2000 (unaudited) and fiscal years ended June 30, 2001, 2000
   and 1999 ....................................................................................       34
Consolidated Statements of Stockholders' and Parent Company Equity for the six months ended
   December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 .......................       35
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and
   fiscal years ended June 30, 2001, 2000 and 1999 .............................................       36
Notes to Consolidated Financial Statements .....................................................       37
Supplementary Quarterly Consolidated Financial Data (unaudited) ................................       52

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Cohesion Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. as of December 31, 2001 and June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' and parent company equity, and cash flows for the six months ended December 31, 2001 and for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cohesion Technologies, Inc. at December 31, 2001 and June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the six months ended December 31, 2001 and for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that Cohesion Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has historically incurred annual operating losses in excess of its current financial resources. This trend of operating losses raises substantial doubt regarding the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

    As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended June 30, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.



                                                  /s/ ERNST & YOUNG LLP

Palo Alto, California
January 29, 2002

                           COHESION TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)


                                                                                                   JUNE 30,
                                                                          DECEMBER 31,     -----------------------
                                                                              2001           2001           2000
                                                                          ------------     --------       --------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $ 16,765       $ 10,101       $ 14,154
  Restricted cash -- current portion .................................           899            867            792
  Accounts receivable, less allowance for doubtful accounts
    of $93, $112 and $78 .............................................           640            462             78
  Inventories ........................................................         2,465          2,706          2,508
  Income tax receivable and other deferred taxes .....................           416          4,304             --
  Derivative financial instruments ...................................            --             --          2,198
  Other current assets ...............................................           746            913          1,189
                                                                            --------       --------       --------
         Total current assets ........................................        21,931         19,353         20,919

Property and equipment, net:
  Machinery and equipment ............................................         5,902          5,792          5,874
  Leasehold improvements .............................................         4,192          4,192          4,792
                                                                            --------       --------       --------
                                                                              10,094          9,984         10,666
  Accumulated depreciation and amortization ..........................        (5,790)        (4,956)        (4,785)
                                                                            --------       --------       --------
                                                                               4,304          5,028          5,881
Investment in equity securities ......................................           739         17,204         34,965
Other assets .........................................................         1,866          4,045          4,055
                                                                            --------       --------       --------
                                                                            $ 28,840       $ 45,630       $ 65,820
                                                                            ========       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................      $    611       $    613       $    920
  Accrued compensation ...............................................           980            467            629
  Accrued liabilities ................................................         2,214          2,718          2,401
  Deferred revenue ...................................................           380            380            150
  Income taxes payable ...............................................           650            904            681
  Current portion of capital lease obligation ........................           899            867            792
                                                                            --------       --------       --------
         Total current liabilities ...................................         5,734          5,949          5,573

Long-term liabilities:
 Deferred income taxes ...............................................            --          6,298         10,237
 Obligation under capital lease ......................................         1,299          1,757          2,639
 Deferred revenue ....................................................           889          1,078            600

Commitments ..........................................................

Stockholders' equity:
  Preferred stock, $.001 par value, authorized: 5,000,000
    shares, issued and outstanding: no shares at December
    31, 2001, June 30, 2001 and 2000 .................................            --             --             --
  Common stock, $.001 par value, authorized: 15,000,000 shares, issued: December 31, 2001 -- 9,964,305 shares; June 30,
    2001 -- 9,935,359 shares; June 30, 2000-- 9,761,327
    shares; outstanding: December 31, 2001 -- 9,449,205
    shares; June 30, 2001 -- 9,420,259 shares; June 30,
    2000 -- 9,246,227 shares .........................................            10             10             10
  Additional paid-in capital .........................................        21,737         21,334         20,571
  Retained earnings ..................................................           406          2,630         14,611
  Accumulated other comprehensive income .............................           739          8,548         13,553
  Treasury stock, at cost, 515,100 shares ............................        (1,974)        (1,974)        (1,974)
                                                                            --------       --------       --------
         Total stockholders' equity ..................................        20,918         30,548         46,771
                                                                            --------       --------       --------
                                                                            $ 28,840       $ 45,630       $ 65,820
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

                           COHESION TECHNOLOGIES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       SIX MONTHS ENDED
                                                                           DECEMBER 31,                YEARS ENDED JUNE 30,
                                                                     ---------------------     ----------------------------------
                                                                       2001         2000         2001         2000         1999
                                                                     --------     --------     --------     --------     --------
                                                                                 (UNAUDITED)
Revenue:
 Product sales ..................................................    $  1,501     $  1,179     $  2,690     $  1,998     $  2,594
 Other revenue ..................................................         189           92          291          500           --
                                                                     --------     --------     --------     --------     --------
                                                                        1,690        1,271        2,981        2,498        2,594
Costs and expenses:
  Cost of sales and manufacturing start-up costs ................       3,132        2,721        6,158        3,341        1,984
  Research and development ......................................       4,326        5,965       10,257       12,438       15,292
  Selling, general and administrative ...........................       5,367        2,874        6,479        6,475        6,841
  Restructuring and asset impairment ............................         640           --           --           --           --
  Compensation expense related to cancelled stock options .......          74          266          425        1,431        3,385
                                                                     --------     --------     --------     --------     --------
          Total costs and expenses ..............................      13,539       11,826       23,319       23,685       27,502
                                                                     --------     --------     --------     --------     --------
Loss from operations ............................................     (11,849)     (10,555)     (20,338)     (21,187)     (24,908)

Other income (expense):
  Realized gain on investments, net .............................      16,032          673          726       31,763       36,269
  Impairment of investment ......................................      (5,293)          --           --           --       (1,321)
  Equity in losses of affiliates ................................          --           --           --          (20)          --
  Interest income ...............................................         315          739        1,168          987           94
  Interest expense ..............................................        (100)        (129)        (244)        (224)         (15)
                                                                     --------     --------     --------     --------     --------

Income (loss) before provision (benefit) for
  income taxes, minority interest and accounting change .........        (894)      (9,272)     (18,688)      11,319       10,119
Provision (benefit) for income taxes ............................       1,331       (1,947)      (6,578)       2,546        3,918
                                                                     --------     --------     --------     --------     --------
Income (loss) before minority interest and accounting change ....      (2,224)      (7,325)     (12,110)       8,773        6,201
Minority interest (benefit) in net loss of subsidiary ...........          --           --           --         (133)          --
                                                                     --------     --------     --------     --------     --------
Income (loss) before cumulative effect of accounting
   change .......................................................      (2,224)      (7,325)     (12,110)       8,906        6,201
Cumulative effect of accounting change, net of tax ..............          --          129          129           --           --
                                                                     --------     --------     --------     --------     --------

Net income (loss) ...............................................    $ (2,224)    $ (7,196)    $(11,981)    $  8,906     $  6,201
                                                                     ========     ========     ========     ========     ========

Income (loss) per common share before cumulative
   effect of accounting change ..................................    $  (0.24)    $  (0.79)    $  (1.30)    $   1.02     $   0.73
Cumulative effect of accounting change, net of tax ..............          --         0.01         0.01           --           --
                                                                     --------     --------     --------     --------     --------
Earnings (loss) per common share -- basic .......................    $  (0.24)    $  (0.78)    $  (1.29)    $   1.02     $   0.73
                                                                     ========     ========     ========     ========     ========

Earnings per common share assuming dilution .....................    $  (0.24)    $  (0.78)    $  (1.29)    $   0.93     $   0.72
                                                                     ========     ========     ========     ========     ========

Weighted average shares outstanding .............................       9,422        9,282        9,322        8,756        8,550
                                                                     ========     ========     ========     ========     ========
Weighted average shares outstanding assuming dilution ...........       9,422        9,282        9,322        9,557        8,635
                                                                     ========     ========     ========     ========     ========

Net income (loss) ...............................................    $ (2,224)    $ (7,196)    $(11,981)    $  8,906     $  6,201

Change in unrealized gain on available-for-sale
   investments, net of tax ......................................      (7,809)      (4,754)      (5,005)     (12,755)     (17,525)
                                                                     --------     --------     --------     --------     --------
Total comprehensive income (loss) ...............................    $(10,033)    $(11,950)    $(16,986)    $ (3,849)    $(11,324)
                                                                     ========     ========     ========     ========     ========


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' AND PARENT COMPANY EQUITY
SIX MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                                            TOTAL
                                                                                                                            STOCK-
                                                                                                                           HOLDERS'
                                                                                                ACCUMULATED                  AND
                                                            ADDITIONAL   PARENT                    OTHER                    PARENT
                                            COMMON STOCK     PAID-IN     COMPANY    RETAINED   COMPREHENSIVE  TREASURY      COMPANY
                                      SHARES      AMOUNT     CAPITAL     EQUITY     EARNINGS      INCOME       STOCK        EQUITY
                                     --------    --------   ----------  --------    --------   -------------  --------    ----------
Balance at June 30, 1998 .........      8,861    $     --   $  9,621    $  4,961    $     --     $ 43,833     $     --    $ 58,415
Other advances to Collagen
  Aesthetics, Inc. ...............        (14)         --                   (290)         --           --           --        (290)
Separation from Collagen
  Aesthetics, Inc. ...............         --           9      5,158      (5,167)         --           --           --          --
Stock-based compensation .........         --          --         12          --          --           --           --          12
Common stock issuance from
  exercise of stock options
  and employee stock
  purchase plan ..................        106          --        402          --          --           --           --         402
Net income .......................         --          --         --         496       5,705           --           --       6,201
Decrease in unrealized
  gain on investments, net
  of tax .........................         --          --         --          --          --      (17,525)          --     (17,525)
Treasury stock purchased .........       (515)         --         --          --          --           --       (1,974)     (1,974)
                                     --------    --------   --------    --------    --------     --------     --------    --------
Balance at June 30, 1999 .........      8,438           9     15,193          --       5,705       26,308       (1,974)     45,241
Stock-based compensation .........         --          --         83          --          --           --           --          83
Common stock issuance from
  exercise of stock options
  and employee stock
 purchase plan ...................        808           1      5,295          --          --           --           --       5,296
Net income .......................         --          --         --          --       8,906           --           --       8,906
Decrease in unrealized
  gain on investments, net
  of tax .........................         --          --         --          --          --      (12,755)          --     (12,755)
                                     --------    --------   --------    --------    --------     --------     --------    --------
Balance at June 30, 2000 .........      9,246          10     20,571          --      14,611       13,553       (1,974)     46,771
Stock-based compensation .........         --          --         (8)         --          --           --           --          (8)
Common stock issuance from
  exercise of stock options
  and employee stock
  purchase plan ..................        174          --        771          --          --           --           --         771
Net loss .........................         --          --         --          --     (11,981)          --           --     (11,981)
Decrease in unrealized
  gain on investments, net
  of tax .........................         --          --         --          --          --       (5,005)          --      (5,005)
                                     --------    --------   --------    --------    --------     --------     --------    --------
Balance at June 30, 2001 .........      9,420          10     21,334          --       2,630        8,548       (1,974)     30,548
Stock-based compensation .........         --          --        283          --          --           --           --         283
Common stock issuance from
  exercise of stock options
  and employee stock
  purchase plan ..................         29          --        120          --          --           --           --         120
Net loss .........................         --          --         --          --      (2,224)          --           --      (2,224)
Decrease in unrealized
  gain on investments, net
  of tax .........................         --          --         --          --          --       (7,809)          --      (7,809)
                                     --------    --------   --------    --------    --------     --------     --------    --------
Balance at December 31, 2001 .....      9,449    $     10   $ 21,737    $     --    $    406     $    739     $ (1,974)   $ 20,918
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

                           COHESION TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)


                                                                     SIX MONTHS
                                                                        ENDED                YEARS ENDED JUNE 30,
                                                                     DECEMBER 31,    ------------------------------------
                                                                         2001          2001          2000          1999
                                                                     ------------    --------      --------      --------
Cash flows from operating activities:
  Net income (loss) ..............................................     $ (2,224)     $(11,981)     $  8,906      $  6,201

  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
     Stock-based compensation ....................................          283            --            83            12
     Depreciation and amortization ...............................        1,129         2,132         2,370         1,311
     Equity in losses of affiliates ..............................           --            --            20            --
     Impairment of investments ...................................        5,293            --            --         1,321
     Loss on disposal of property and equipment ..................           --            55            --           174
     Cumulative effect of accounting change ......................           --          (129)           --            --
     Realized gains on investments ...............................      (16,032)         (726)      (31,763)      (36,269)
     Deferred revenue ............................................         (189)          708         1,250            --
     Deferred income taxes .......................................        1,116        (1,408)          498        (1,149)
     Decrease (increase) in assets:
       Accounts receivable .......................................         (178)         (385)          817          (423)
       Inventories ...............................................          241          (718)       (1,532)         (895)
       Income tax receivable and current deferred tax asset ......        3,888        (4,304)           --            --
       Other .....................................................          181           208           955           153
     Increase (decrease) in liabilities:
       Accounts payable, accrued liabilities and other ...........           46          (159)       (2,852)           88
       Income taxes payable ......................................         (254)          223          (273)          653
                                                                       --------      --------      --------      --------
  Total adjustments ..............................................       (4,476)       (4,503)      (30,427)      (35,024)
                                                                       --------      --------      --------      --------
         Net cash used in operating activities ...................       (6,700)      (16,484)      (21,521)      (28,823)
                                                                       --------      --------      --------      --------

Cash flows from investing activities:
  Proceeds from sale of investments ..............................       13,697         8,021        23,107        34,786
  Proceeds from disposition of fixed assets ......................           --           136            --            --
  Proceeds from sales of other affiliate stock ...................           --            --            --         1,133
  Proceeds from equity collars ...................................           --         4,192         4,893         2,769
  Proceeds from maturities of short-term investments .............           --            --            --         1,016
  Proceeds from sale of restricted cash investments ..............          470           818            --            --
  Purchases of restricted cash investments .......................           --            --        (3,800)           --
  Expenditures for property and equipment ........................         (405)         (701)       (1,105)       (5,661)
  Increase in other assets .......................................           --            --          (385)           --
                                                                       --------      --------      --------      --------
         Net cash provided by investing activities ...............       13,762        12,466        22,710        34,043
                                                                       --------      --------      --------      --------

Cash flows from financing activities:
  Proceeds from sale-leaseback of equipment and leasehold
     improvements ................................................           --            --         4,188            --
  Payment of capital lease obligation ............................         (518)         (806)         (757)           --
  Proceeds from short-term borrowings ............................           --            --            --         3,250
  Repayment of short-term borrowings .............................           --            --            --        (3,250)
  Purchase of treasury stock .....................................           --            --            --        (1,974)
  Proceeds from exercise of stock options and employee stock
     purchase plan ...............................................          120           771         5,295           402
                                                                       --------      --------      --------      --------
         Net cash provided by (used in) financing activities .....         (398)          (35)        8,726        (1,572)
                                                                       --------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents .............        6,664        (4,053)        9,915         3,648
Cash and cash equivalents at beginning of period .................       10,101        14,154         4,239           591
                                                                       --------      --------      --------      --------
Cash and cash equivalents at end of period .......................     $ 16,765      $ 10,101      $ 14,154      $  4,239
                                                                       ========      ========      ========      ========

Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest .......................................................     $     92      $    229      $    224      $     15
  Income taxes (net of refunds) ..................................     $ (3,203)     $     --      $  1,770      $  4,185


       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           COHESION TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

    Cohesion Technologies, Inc. ("Cohesion" or the "Company") was organized in June 1997 as a Delaware corporation and a wholly-owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation ("Collagen"), and now known as McGhan Medical ("McGhan") since Collagen was acquired by Inamed Corporation. In fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group ("CTG") into two independent, publicly-traded companies. CTG's business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of the Company's common stock for each share of Collagen common stock outstanding (the "distribution"). The financial statements of Cohesion include the operating results of Cohesion Corporation, a subsidiary of the Company, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 8, "Acquisitions of Cohesion Corporation").

    The financial statements have been prepared on a going concern basis. The Company has historically incurred annual operating losses that are in excess of its current financial resources. Management anticipates that the recent FDA approval of the Company's CoSeal product will contribute to increased revenues during 2002. Management expects this anticipated increase in revenues to have a positive impact on gross margins and reduce the operating loss, as compared to prior periods. In addition, management has implemented restructuring plans during 2001 that are expected to reduce research and development and general and administrative expenses from historical levels. Based upon these anticipated improvements in operating results, management believes that the Company has sufficient financial resources to meet its operating requirements for the next six to twelve months. The Company also intends to seek additional funds through public or private equity financing, borrowings, or other arrangements. Such financing may not be available on terms that are acceptable to the Company.

    In December 2001, the Company changed its fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

  Unaudited Interim Financial Information

    The accompanying unaudited Statement of Operations and Comprehensive Income
(Loss) for the six months ended December 31, 2000 has been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, it does not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited Statement of Operations and Comprehensive Income (Loss) reflects all adjustments considered necessary for a fair presentation of the results of the interim period presented.

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

  Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion's debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of December 31, 2001, June 30, 2001 and 2000 and for the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999. Marketable equity securities are carried at fair value with the unrealized gains and losses, net of tax, included in other comprehensive income. Restricted equity securities are carried at cost or estimated realizable value, if less. The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices.

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

  Restricted Cash

    At December 31, 2001 and June 30, 2001 and 2000, the current portion of restricted cash was $899,000, $867,000 and $792,000, respectively, and other long-term assets included $1.7 million, $2.2 million, and $3.0 million of restricted cash. The restricted cash represents collateral for equipment held under the Company's capital lease and consists of an investment in a money market fund.

  Derivative Instruments, Hedging Activities and Change in Accounting Principle

    At June 30, 2001, Cohesion held 725,720 shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the "Collars"), to hedge a portion of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a combination of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other. Therefore, there was no initial cost or cash outflow for these instruments. Cohesion obtained the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock would be at least partially offset by an associated increase in the value of the Collars. At December 31, 2001 and June 30, 2001, Cohesion did not hold any equity collars.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for the Company as of July 1, 2000. The cumulative effect of the change in accounting related to the adoption of FAS 133 resulted in a decrease to the net loss of approximately $129,000, net of tax, at the date of adoption.

    Under FAS 133, the Company's costless collar instruments on Boston Scientific common stock were considered to be derivatives and were carried on the balance sheet at fair value. The fair value of collar instruments was determined by broker quotes. The Company had designated the collar instruments as a "fair value" hedge against certain fluctuations in the market price of Boston Scientific common stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) were considered to be effective in offsetting the overall changes in the fair value of the investment. When the share price of Boston Scientific common stock was outside the fair value of the collar, it was considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net. Gains or losses from the collar instruments will be recognized as gains on investments, net when the underlying hedged asset is sold. Until the underlying hedged asset is sold, these gains or losses are deferred and recorded as accumulated other comprehensive income. Equity collar instruments that do not qualify for hedge accounting or early termination of these instruments would be recognized in other income (expense).

    Prior to July 1, 2000, realized gains and losses on the Collars were recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, were recorded as an adjustment to other comprehensive income.


  Inventories

    Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market. Inventories comprise the following at December 31, 2001 and June 30, 2001 and 2000, respectively:

                                                          JUNE 30
                                   DECEMBER 31,     --------------------
                                       2001          2001          2000
                                   ------------     ------        ------
                                         (IN THOUSANDS)
       Raw materials .........        $  861        $1,157        $  692
       Work-in-process .......         1,237           842           925
       Finished goods ........           367           707           891
                                      ------        ------        ------
                                      $2,465        $2,706        $2,508
                                      ======        ======        ======

  Property and Equipment

    Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment....................       3 - 7 years
Leasehold improvements.....................       Term of lease, current
                                                  lease expires November
                                                  2004

  Intangible Assets

    Intangible assets are amortized using the straight-line method. Patents acquired prior to October 1996 are amortized over a seventeen year period beginning with the effective date or over the remainder of such period from the date acquired and patents purchased thereafter are expensed when acquired. As of December 31, 2001 and June 30, 2001 and 2000, gross intangible assets were $2,265,000 net of accumulated amortization of $2,265,000, $2,265,000 and $2,016,000, respectively. Intangible assets are recorded in other assets in the consolidated balance sheet.

  Loans to Officers and Employees

    Principal plus accrued interest due from officers and employees totaled $6,348, $19,208 and $27,323 at December 31, 2001 and June 30, 2001 and 2000,
respectively.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements ("SAB 101"), which provides guidance on the accounting for revenue recognition. The Company receives payments from customers for product sales and licenses. The license payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

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

  Research and Development Expenses

    Research and development expenses include related salaries, contractor fees, administrative expenses and allocations of corporate expenses, including building and utilities costs. Research and development expenses consist of independent research and development costs and costs associated with collaborative research and development and in-licensing arrangements. All such costs are charged to research and development expense as incurred.

  Earnings Per Share

    Basic earnings per share ("EPS") is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their average market price during the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999:

                                                                                               JUNE 30,
                                                                      DECEMBER 31,   ------------------------------
                                                                          2001        2001        2000        1999
                                                                      ------------   ------      ------      ------
                                                                                                   (IN THOUSANDS)
Basic (weighted average common shares outstanding) ................       9,422       9,322       8,756       8,550
Dilutive effect of stock options ..................................          --          --         801          85
                                                                         ------      ------      ------      ------

Weighted average common shares outstanding, assuming dilution .....       9,422       9,322       9,557       8,635
                                                                         ======      ======      ======      ======

  Concentration of Credit Risk

Cohesion sells its line of collagen-based materials for research applications, which include Vitrogen, Cell Prime and other bulk collagen products, to various universities and institutions. CoStasis(TM) is sold to U.S. Surgical ("USS") in the U.S. Both CoStasis and CoSeal are sold to USS/Tyco Healthcare and certain specialty distributors in Europe. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management's expectations. Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion's working capital. Expenses related to uncollectible accounts have not been material for any period reflected in the financial statements (no material charges).

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

New Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (or FASB) issued FAS 141 on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets on January 1, 2002. The adoption of FAS 141 and 142 is not expected to have an impact on our financial position at transition.

    In October 2001, the FASB issued FAS 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

2.   RESTRUCTURING & ASSET IMPAIRMENT

     In November 2001, the Company announced and implemented a plan to redirect the focus of its resources on technology platforms specific to its first two products, CoStasis and CoSeal. Given its financial resources, the Company concluded it could no longer continue to fund all existing research and development programs while at the same time, build the sales and marketing infrastructure needed to support direct sales of CoSeal in the U.S. As a result, certain research and development activities were curtailed by December 31, 2001. The Company reduced its workforce by approximately 20%, or 17 employees, which affected primarily research and development personnel. All affected employees were terminated as of that date, with certain employees having later termination dates through March 2002. Severance payments will be made over a specified period of time, not to exceed one year. The company also incurred costs to shutdown a clinical trial and certain fixed assets associated with curtailed R&D programs were identified as impaired. The Company expects to disposition the equipment by the end of calendar 2002. The Company reported a $640,000 charge for Restructuring and Other costs in the quarter ended December 31, 2001, which was comprised of $405,000 for restructuring costs ($385,000 for severance and related costs and $20,000 for other shutdown costs) and $235,000 for fixed asset writedowns. As of December 31, 2001 approximately $100,000 had been paid for severance and $20,000 for other related shutdown costs. The remaining restructuring payments are expected to be paid by July 2002.

3.  NEUCOLL, INC.

    In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc(TM), a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained $4 million in financing from a third party, $2 million of which was received in February 2000 and the remaining $2 million on March 31, 2000, reducing the Company's ownership interest from 100% to approximately 60% and 39%, respectively. For the quarter ended March 31, 2000, the Company consolidated NeuColl's operating results in its results of operations and reported the related minority interest benefit of $133,000 for a two-month period. Upon receipt of the second tranche of financing on March 31, 2000, the Company's voting interest in NeuColl decreased below 50%. Accordingly, Neucoll's operations were no longer consolidated from that date forward, and the Company began to report its share of NeuColl's operating results under the equity method of accounting. As of December 31, 2001 and June 30, 2001, the Company's receivable balance from NeuColl was approximately $4,000 and $38,000, respectively, with no carrying value assigned to the investment. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. Cohesion entered into a Service Agreement with NeuColl, effective February 1999, which provided NeuColl facility and general and administrative services at specified costs through June 2001. Reimbursements from NeuColl under the service agreement totaled approximately $199,000 and $360,000 in fiscal 2001 and 2000, respectively.

4. MARKETING AND DISTRIBUTION AGREEMENT WITH U.S. SURGICAL AND TYCO HEALTHCARE GROUP

    In September 2000, Cohesion entered into a marketing and distribution agreement with Tyco Healthcare Group AG ("Tyco") for CoSeal. The Tyco territories include the European Union, Eastern Europe, Middle East, Russia and certain other countries in Asia and Africa. The Company received a $1.0 million upfront license fee in fiscal 2001, which is being recognized over the period of the distribution agreement. In November 1999, Cohesion entered into a marketing and distribution agreement with USS for CoStasis. The USS territories include the U.S., European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The agreement provides for milestone payments which are payable upon certain events. The Company received $1.25 million in payments from USS in fiscal 2000, of which $0.5 million was recognized as Other Revenue in the statement of operations, and the remaining $0.75 million was deferred for recognition in future periods. In accordance with our revenue recognition policy, fees for license distribution rights are recognized over the period of the distribution agreement while milestone payments are recognized when the milestone is achieved. The revenue recognized on these agreements was $189,000 for the six months ended December 31, 2001 and $291,000 and $500,000 for fiscal 2001 and 2000, respectively.

5.  CONTRACTUAL AGREEMENTS WITH MCGHAN MEDICAL

    Cohesion entered into various intercompany agreements with Collagen effective January 1, 1998. Under the terms of the Collagen Supply Agreement, McGhan Medical supplies certain products to Cohesion at a cost based on a defined formula. Under the terms of the Recombinant Technology and Development License Agreement, Cohesion and McGhan Medical are collaborating to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. Reimbursements for the six months ended December 31, 2001 and fiscal 2001, 2000 and 1999 were approximately $-0-, $723,000, $304,000 and $964,000, respectively. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date.

6.  INVESTMENTS IN DEBT SECURITIES

    As of December 31, 2001 and June 30, 2001 and 2000, corporate debt securities were held in various short-term corporate obligations totaling and $7,610,000, $9,475,000 and $12,510,000, respectively. Available-for-sale debt securities are carried at amortized cost, which approximates fair value. During the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999, the Company had no sales of its available-for-sale debt securities.

7. INVESTMENTS IN EQUITY SECURITIES

    The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company's investments in equity securities:

                                                          JUNE 30,
                                  DECEMBER 31,    -----------------------
                                      2001          2001           2000
                                  ------------    --------       --------
Cost .........................      $     --      $  7,150       $ 14,316
Gross unrealized losses ......            --          (714)            --
Gross unrealized gains .......           739        10,768         20,649
                                    --------      --------       --------
                                         739        17,204         34,965
Value of equity collars ......            --            --          2,198
                                    --------      --------       --------
Estimated fair value .........      $    739      $ 17,204       $ 37,163
                                    ========      ========       ========

Equity Collar

    To hedge against fluctuations in the market value of a portion of the Boston Scientific common stock, Cohesion entered into costless collar instruments that expired quarterly from August 1998 through May 2001 and required settlement in cash. At December 31, 2001 and June 30, 2001, there were no shares hedged under these collars. The call options were collateralized by shares of Boston Scientific common stock held by Cohesion. The realized gain of $4,192,000 related to the maturity of collars that were designated as fair value hedges was recognized when the underlying Boston Scientific stock was sold in the quarter ended September 30, 2001.

Impairment of Investments

    As of June 30, 2001, the Company held an equity investment in the Pharming Group N.V. (Pharming) with a fair value of approximately $4.9 million and a cost basis of approximately $5.6 million. In August 2001, Pharming announced its intent to file for receivership in order to seek protection from its creditors because a financing facility that was previously announced could not be obtained. Pharming indicated that receivership will be sought following a breakdown of certain discussions with potential partners for mergers with or acquisition of Pharming. It is uncertain at this time what the recoverable value will be for this investment. As a result, the Company recorded a $5.3 million loss for the writedown of this investment in the quarter ended September 30, 2001.

     At June 30, 1999, the Company determined that its cost basis in Innovasive Devices had incurred other-than-temporary impairment and adjusted the cost basis down to market value. The resulting $1.3 million write-down in cost basis at June 30, 1999, was included in "Impairment of investment " in the accompanying consolidated statements of operations.

Realized Gain on Business Combinations

    In June 2000, the shares of common stock of Innovasive Devices were exchanged for 80,005 shares of Johnson & Johnson common stock as a result of a business combination between the two companies. At the time of the exchange, Cohesion realized a gain of $4.4 million, which is included in "Realized gain on investments" in the accompanying consolidated statement of operations. In July 2000, the shares of Johnson & Johnson common stock were sold for net proceeds of $8,021,000.

8.  ACQUISITIONS OF COHESION CORPORATION

    Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation was a privately-held company developing novel biomaterials in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company's Board of Directors approved a program to cancel the remaining options to purchase shares of the common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company made these Option Payments ratably over the original vesting period of the Canceled Option so long as the holder thereof remained an employee or consultant of the Company. The Company recorded compensation expense of approximately $0.1 million, $0.4 million, $1.4 million and $3.4 million for the six-months ended December 31, 2001 and in fiscal 2001, 2000 and 1999, respectively. All remaining payments under this program were completed as of December 31, 2001.

9. CAPITAL LEASE OBLIGATION

    During fiscal 2000, the Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease has a term of 48 months with an option at the end of the lease term for either a one year extension or a purchase of all leased assets at 20% of the leased amount. Rental payments are based on a monthly equivalent rental payment factor of the amount leased. As of December 31, 2001, the capital lease obligation is secured by equipment and $2,640,000 of restricted cash. The following is a schedule of future minimum lease payments as of December 31, 2001 (in thousands):

    2002 ..........        $ 1,035
    2003 ..........          1,336
    2004 ..........             --
                           -------
                             2,371     Total future minimum lease payments
                              (173)    Less: Amount representing interest
                           -------
                             2,198     Present value of net minimum lease payments
                               899     Current portion of capital lease obligation
                           -------
                           $ 1,299     Long term portion of capital lease obligations
                           =======

10. COMMITMENTS

  Minimum lease payments

    Future minimum lease payments to third parties under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

2002........................................     $  654
2003........................................        654
2004........................................        599
2005........................................         --
2006 and thereafter.........................         --
                                                 ------
          Total minimum lease payments......     $1,907
                                                 ======

    Rental expense was $327,000, $622,000, $654,000 and $814,000 for the six
months ended December 31, 2001 and for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

  Short-Term Borrowing Agreement

    Through the fiscal year ended June 30, 2001, the Company had a short-term borrowing arrangement with a securities brokerage firm. The interest rate on the demand loan was based on LIBOR + 1-1/8% and any borrowings would be collateralized by the Company's investment in Boston Scientific common stock (see Note 6, "Investments in Equity Securities"). At June 30, 2001, there was no balance outstanding under the arrangement. This borrowing arrangement was no longer available to the Company since the quarter ended September 30, 2001 as all of the underlying collateral had been sold.

11.  STOCKHOLDERS' AND PARENT COMPANY EQUITY

  Parent Company Equity

    Cohesion's equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the distribution date. Retained earnings was established thereafter, and includes net income for the Company since August 19, 1998.

  Preferred Stock

    The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Within the limitations and restrictions stated in the Company's Amended and Restated Certificate of Incorporation, the Board of Directors may, by resolution, fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preferences of any wholly unissued series of preferred stock, and the number of shares constituting any such series and the designation thereof, or any of them, and to increase or decrease the number of shares of any series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding.

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

  Stock Option Plans

    The Company has various stock option plans under which stock options may be granted to officers, directors, employees and consultants to purchase the Company's common stock. The options are granted at no less than fair market value at the dates of grant and generally expire after ten years. Stock options generally become exercisable at the rate of two percent per month beginning the first full month after the date of grant for fifty months with an initial cliff period of one year.

    At December 31, 2001, the total number of shares of common stock reserved for issuance under the Company's Restated 1998 Stock Option Plan and the 1998 Directors' Stock Option Plans were 2,206,969 shares and 201,300 shares, respectively. Shares of common stock reserved for issuance outside of the approved pool were 365,000 shares.

    Stock option activities under Cohesion's Stock Option Plans were as follows:

                                                                                              WEIGHTED
                                                                                              AVERAGE
                                                                                              EXERCISE
                                                                                               PRICE          NUMBER
                                                       NUMBER       OPTION EXERCISE PRICE       PER         OF SHARES
                                                     OF SHARES         RANGE PER SHARE         SHARE       EXERCISABLE
                                                     ----------     ---------------------     --------     -----------
Outstanding at June 30, 1998 ..................              --                                    --
Granted .......................................       2,295,660        $2.90 -- $ 8.19         $ 4.94
Exercised .....................................         (34,789)        3.59 --   6.42           5.31
Forfeitures or expired ........................        (111,283)        2.90 --   7.54           5.07
                                                     ----------
Outstanding at June 30, 1999 ..................       2,149,588         3.63 --   8.19         $ 4.92         948,115
Granted .......................................         287,659         5.56 --  13.88           8.54
Exercised .....................................        (727,726)        4.06 --   9.38           5.42
Forfeitures or expired ........................        (292,687)        4.06 --  12.06           4.90
                                                     ----------
Outstanding at June 30, 2000 ..................       1,416,834        $3.63 -- $13.88         $ 5.41         636,509
Granted .......................................         518,950         3.50 --  11.81           7.97
Exercised .....................................         (88,516)        4.06 --   9.38           4.88
Forfeitures or expired ........................        (198,693)        4.06 --  13.00           7.29
                                                     ----------
Outstanding at June 30, 2001 ..................       1,648,575        $3.50 -- $13.88         $ 6.02         834,227
Granted .......................................       1,015,250         2.54 --   5.30           3.09
Exercised .....................................         (15,700)        4.06 --   4.06           4.06
Forfeitures or expired ........................        (225,507)        2.54 --  12.13           5.82
                                                     ----------
Outstanding at December 31, 2001 ..............       2,422,618        $2.54 -- $13.88         $ 4.82         935,039
                                                     ==========

Available for grant at December 31, 2001 ......         350,651
                                                     ==========

  Employee Stock Purchase Plan

    The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998 and amended in October 2000. In August 2001, the Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan (the "2001 Purchase Plan"), which was approved by the Company's stockholders in October 2001, to succeed the 1998

Purchase Plan. A total of 250,000 shares and 400,000 shares of Common Stock were reserved for issuance under the 1998 and 2001 Purchase Plans, respectively. During the six months ended December 31, 2001 and fiscal 2001 and 2000, 13,246 shares, 85,516 shares and 80,434 shares, respectively, were purchased under the 1998 Purchase Plan. The final offering period under the 1998 Purchase Plan ended on December 31, 2001 and no additional shares will be purchased under that plan. The average issuance price for the six months ended December 31, 2001 was $4.23 per share. The 1998 and 2001 Purchase Plans each consist of a series of overlapping offering periods of 12 months. Offering periods under the 1998 Purchase Plan (other than the first offering period) commenced on January 1 and July 1 of each year and offering periods under the 2001 Purchase Plan commence on December 1 and June 1 of each year. Offering periods under both plans also consist of two consecutive purchase periods of six months' duration. The initial offering period for the 1998 Purchase Plan commenced on August 19, 1999 and ended on June 30, 2000, and the initial purchase period ended on December 31, 1998. The initial offering period for the 2001 Purchase Plan began on December 1, 2001 and will end on November 30, 2002 and the initial purchase period will end on May 31, 2002. Under both Purchase Plans, the Company's employees, subject to certain restrictions, may purchase shares at a price equal to the lower of 85% of the fair market value of the Company's Common Stock at the beginning of each offering period or at the end of each purchase period.

  Pro Forma Information

    Pro forma information regarding net income (loss) is required by SFAS 123. Prior to fiscal 1999, Cohesion and its subsidiaries had accounted for Cohesion Corporation employee stock options granted subsequent to Cohesion's acquisition of a majority ownership in Cohesion Corporation in May 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999:

                                                                        SIX MONTHS
                                                                           ENDED                   YEARS ENDED JUNE 30,
                                                                        DECEMBER 31,      -----------------------------------------
                                                                            2001            2001            2000            1999
                                                                        ------------      ---------       ---------       ---------
Risk free interest rate ............................................              3%              4%              6%              6%
Expected volatility factor of the market price of common stock .....          0.826           0.712           0.598           0.490
Dividend payments ..................................................      $    0.00       $    0.00       $    0.00       $    0.00
Weighted average expected life .....................................        3 years         3 years         3 years         3 years

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

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. Cohesion's pro forma information follows (in thousands):

                                                             SIX MONTHS
                                                                 ENDED                YEARS ENDED JUNE 30,
                                                             DECEMBER 31,     -------------------------------------
                                                                 2001           2001           2000          1999
                                                             ------------     --------       --------      --------
                                                                                                 (IN THOUSANDS)
Pro forma net income (loss) .............................      $ (2,224)      $(13,027)      $  8,262      $  5,744

Pro forma earnings (loss) per common share -- basic .....      $  (0.29)      $  (1.40)      $   0.94      $   0.67
Pro forma earnings (loss) per common share --
  assuming dilution .....................................      $  (0.29)      $  (1.40)      $   0.86      $   0.67

    The following table summarizes information about Cohesion's stock options outstanding at December 31, 2001:


                                OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
------------------------------------------------------------------------     --------------------------------
                                                              WEIGHTED
                                                               AVERAGE           NUMBER
                                              WEIGHTED        REMAINING      EXERCISABLE AS      WEIGHTED
    RANGE OF                 NUMBER           AVERAGE        CONTRACTUAL     OF DECEMBER 31,      AVERAGE
 EXERCISE PRICES          OUTSTANDING     EXERCISE PRICE         LIFE             2001         EXERCISE PRICE
-----------------         -----------     --------------     -----------     ---------------   --------------
$ 2.54 -- $  3.80            902,290          $  2.97             9.77             13,693          $  3.20
  4.06 --    4.97            800,993             4.21             6.94            542,018             4.18
  5.00 --    6.00            271,846             5.55             6.61            158,942             5.54
  6.13 --   13.88            447,489             9.26             7.60            220,386             8.87
                           ---------                                            ---------
$ 2.54 -- $ 13.88          2,422,618             4.84             8.08            935,039             5.50
                           =========                                            =========

    The weighted-average fair value of options granted during the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 was $3.09, $4.62, $5.41 and $1.62 per share, respectively.

  Cohesion Corporation Subsidiary Stock Options

    In April 1996, the Board of Directors of Cohesion Corporation approved the adoption of the 1996 Cohesion Corporation Stock Option Plan, which authorized the issuance of 475,000 shares of Cohesion Corporation common stock under the plan. In May 1997, the Board of Directors of Cohesion Corporation authorized the issuance of an additional 300,000 shares of Cohesion Corporation stock under the plan. Stock options were granted to officers, directors, key employees and consultants to purchase Cohesion Corporation common stock. In September 1998, the Company's Board of Directors approved a program to cancel options to purchase shares of common stock of Cohesion Corporation (the "Canceled Options"). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the "Option Payment"). The Company made these Option Payments ratably over the original vesting period of the Canceled Option so long as the former holder thereof remained an employee or consultant of the Company or Cohesion Corporation. The Company recorded $0.1 million, $0.4 million, $1.4 million and $3.4 million of compensation expense related to these Canceled Options during the six months ended December 31, 2001, and fiscal years 2001, 2000 and 1999, respectively.

    Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                                   PRICE         NUMBER
                                           NUMBER     OPTION EXERCISE PRICE         PER         OF SHARES
                                         OF SHARES       RANGE PER SHARE           SHARE       EXERCISABLE
                                         ---------    ---------------------      ---------     -----------
Outstanding at June 30, 1998 ......       354,204       $ 0.20 -- $ 0.70          $   0.54       354,204
Canceled Options ..................      (354,204)
                                         --------
Outstanding at June 30, 1999 ......            --                                                     --
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

12. SEGMENT AND GEOGRAPHICAL INFORMATION

    The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operated in the following two segments until it reduced its ownership interest in the NeuColl orthopedics subsidiary during the March 2000 quarter: 1) the surgical business, and 2) an orthopedic business. Both segments reported to the Chief Executive Officer ("CEO") of Cohesion who allocated resources to each segment. The CEO was identified as the Chief Operating Decision Maker as defined by SFAS 131. Currently, management does not allocate assets between, or evaluate operating profit or loss of the two segments.

    The following table shows revenue by segment by year:

                                SIX MONTHS
                                   ENDED                    YEARS ENDED JUNE 30,
                                DECEMBER 31,       --------------------------------------
SEGMENT REVENUE                     2001            2001            2000            1999
---------------                 ------------       ------          ------          ------
                                                               (IN THOUSANDS)
Orthopedic ..............          $   --          $   --          $1,176          $1,936
Surgical ................           1,690           2,981           1,322             658
                                   ------          ------          ------          ------
                                   $1,690          $2,981          $2,498          $2,594
                                   ======          ======          ======          ======

During fiscal years 2000 and 1999, Cohesion, through its orthopedic unit NeuColl, realized Orthopedic product sales of $1.2 million and $1.9 million, respectively. As of March 31, 2000, Cohesion's ownership interest in NeuColl fell below 50%. From that date forward NeuColl's operations were no longer consolidated with the results of the Company. Sales of surgical products to U.S. Surgical and Tyco Healthcare were $1.1 million, $1.7 million and $0.3 million for the six months ended December 31, 2001 and fiscal years 2001 and 2000, respectively.

Export sales, which are denominated in U.S. dollars and represent substantially all the Company's international sales, represent sales to the Company's customers primarily throughout Europe. The following table displays sales by the Company to customers in different geographic areas, expressed as a percentage of revenue, by year:

                                 SIX MONTHS
                                    ENDED                  YEARS ENDED JUNE 30,
                                 DECEMBER 31,      ------------------------------------
GEOGRAPHIC REVENUE                   2001           2001           2001           1999
------------------               ------------      ------         ------         ------
United States ..............            70%            83%            83%            91%
Other countries ............            30%            17%            17%             9%
                                    ------         ------         ------         ------
Total sales ................           100%           100%           100%           100%
                                    ======         ======         ======         ======

13. INCOME TAXES

    Cohesion uses the liability method of accounting for income taxes required by SFAS No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion's deferred tax assets and liabilities as of December 31 and June 30, 2001 are presented below (in thousands):

                                                                             JUNE 30,
                                                    DECEMBER 31,     -----------------------
                                                        2001           2001           2000
                                                    ------------     --------       --------
                                                                         (IN THOUSANDS)
Deferred tax liabilities:
  Unrealized gain on equity investments ........      $     --       $  6,298       $ 11,927
                                                      --------       --------       --------
          Total deferred tax liabilities .......            --          6,298         11,927
                                                      --------       --------       --------

Deferred tax assets:
  Equity in losses of affiliates ...............            --          1,141             --
  State income taxes ...........................          (243)          (406)           (64)
  Non-deductible accruals ......................         1,122            946          1,238
  Tax benefit carryforwards ....................         1,475          1,255             --
  Unrealized gain on investments ...............         2,318             --             --
  Other ........................................            --            869            963
  Valuation allowance ..........................        (4,672)        (1,255)            --
                                                      --------       --------       --------
          Total deferred tax assets ............            --          2,550          2,137
                                                      --------       --------       --------
          Net deferred tax liabilities .........      $     --       $  3,748       $  9,790
                                                      ========       ========       ========

    The valuation allowance increased by $3.4 million and $1.3 million during the six months ended December 31, 2001 and in fiscal 2001, respectively, and decreased by $3.4 million and $17,000 in fiscal 2000 and 1999, respectively. Significant components of the provision (benefit) for income taxes are as follows (in thousands):

                                   SIX MONTHS
                                     ENDED              YEARS ENDED
                                    DECEMBER              JUNE 30,
                                       31,      ---------------------------
                                      2001       2001      2000      1999
                                   ----------   -------   -------   -------
Current:
  Federal.....................       $(619)     $(2,786)   $1,498     $4,015
  State.......................           --      (1,348)      309      1,046
                                         --      -------      ---      -----
          Total current.......        (619)      (4,134)    1,807      5,061
                                      -----      -------    -----      -----
Deferred:
  Federal.....................        1,398      (1,806)      593      (913)
  State.......................          552        (638)      146      (230)
                                        ---        -----      ---      ----
          Total deferred......        1,950      (2,444)      739    (1,143)
                                      -----      -------      ---    -------
                                     $1,331     $(6,578)   $2,546     $3,918
                                     ======     ========   ======     ======

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows:

                                                                  SIX
                                                                MONTHS
                                                                 ENDED                 YEARS ENDED JUNE 30,
                                                              DECEMBER 31,     --------------------------------------
                                                                  2001           2001           2000           1999
                                                              ------------     --------       --------       --------
                                                                                                    (IN THOUSANDS)
Income (loss) before income taxes, minority interest
   and cumulative effect of accounting change ............      $   (894)      $(18,688)      $ 11,319       $ 10,119
                                                                ========       ========       ========       ========

Expected tax at 35% ......................................      $   (313)      $ (6,541)      $  3,962       $  3,542
State income tax, net of federal benefit .................            --         (1,074)           421            518
Equity in losses of affiliates ...........................            --             --           (649)          (621)
Research credits .........................................            --           (291)          (220)          (181)
Investment gains and losses ..............................            --             --         (1,005)           525
Unbenefitted tax attributes ..............................           729          1,255             --             --
Change in valuation allowance ............................           809             --             --             --
Other ....................................................           106             73             37            135
                                                                --------       --------       --------       --------
                                                                $  1,331       $ (6,578)      $  2,546       $  3,918
                                                                ========       ========       ========       ========

14. COMPREHENSIVE INCOME (LOSS)

    The components of other comprehensive income and related tax effects were as follows:

                                                                        YEARS ENDED JUNE 30,
                                              DECEMBER 31,     --------------------------------------
                                                  2001           2001           2000           1999
                                              ------------     --------       --------       --------
Realized gain on investments .............      $(16,032)      $   (726)      $(31,763)      $(34,948)
Tax ......................................         7,484            290          9,816          2,402
                                                --------       --------       --------       --------
Realized gain, net of tax ................        (8,548)          (436)       (21,947)       (32,546)

Change in unrealized gain ................           739         (6,854)        14,995         24,504
Tax ......................................            --          2,285         (5,803)        (9,483)
                                                --------       --------       --------       --------
Change in unrealized gain, net ...........           739         (4,569)         9,192         15,021
                                                --------       --------       --------       --------

Change in other comprehensive income .....      $ (7,809)      $ (5,005)      $(12,755)      $(17,525)
                                                ========       ========       ========       ========

15. EMPLOYEE BENEFIT PLAN

    The Company has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating employees may defer up to 15% of their pre-tax salary; highly compensated employees may defer up to 10% of their pre-tax salary. All regular U.S. employees are eligible to participate. The plan provides for the Company to match based on the first 6% of contribution at 50% for every dollar an employee defers, up to $1,000 annually. Matching contributions under the plan were $28,000, $63,000 and $61,000 for the six months ended December 31, 2001 and fiscal years 2001 and 2000, respectively.

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA
(UNAUDITED)

SELECTED QUARTERLY FINANCIAL DATA

Quarters ended                                           December 31    September 30
--------------                                           -----------    ------------
(In thousands, except per share amounts)
SIX MONTH PERIOD ENDED DECEMBER 31, 2001
Revenue .............................................      $    911       $    779
Cost of sales and manufacturing start-up costs ......      $  1,582       $  1,550
Selling, general and administrative .................      $  2,789       $  2,578
Research and development ............................      $  1,664       $  2,662
Compensation expense related to
      cancelled stock options .......................      $     --       $     74
Restructuring and asset impairment ..................      $    640       $     --
Operating loss ......................................      $ (5,764)      $ (6,085)

Net gain on investments .............................      $     --       $ 10,739
Net income (loss) ...................................      $ (5,680)      $  3,456
Net income (loss) per share -- basic & diluted ......      $  (0.60)      $   0.37

Quarters ended                                             June 30        March 31     December 31    September 30
--------------                                             -------        --------     -----------    ------------
(In thousands, except per share amounts)

FISCAL 2001
Revenue .............................................      $    901       $    809       $    479       $    792
Cost of sales and manufacturing start-up costs ......      $  1,589       $  1,849       $  1,525       $  1,195
Selling, general and administrative .................      $  2,003       $  1,602       $  1,313       $  1,561
Research and development ............................      $  2,075       $  2,217       $  2,984       $  2,981
Compensation expense related to
      cancelled stock options .......................      $     76       $     82       $    103       $    164
Operating loss ......................................      $ (4,842)      $ (4,941)      $ (5,446)      $ (5,109)

Net gain (loss) on investments ......................      $      9       $     44       $     (3)      $    676
Income (loss) before cumulative
      effect of accounting change....................      $ (1,773)      $ (3,011)      $ (4,653)      $ (2,673)
Net loss ............................................      $ (1,773)      $ (3,011)      $ (4,653)      $ (2,544)
Income (loss) per share before
      cumulative effect of accounting
      change.........................................      $  (0.19)      $  (0.32)      $  (0.50)      $  (0.28)
Net loss per share -- basic and diluted..............      $  (0.19)      $  (0.32)      $  (0.50)      $  (0.27)

FISCAL 2000
Revenue .............................................      $    702       $    849       $    503       $    444
Cost of sales and manufacturing start-up costs ......      $    499       $  1,274       $    899       $    669
Selling, general and administrative .................      $  1,381       $  1,515       $  1,694       $  1,885
Research and development ............................      $  2,856       $  3,422       $  2,915       $  3,245
Compensation expense related to
      cancelled stock options .......................      $    186       $    354       $    442       $    449
Operating loss ......................................      $ (4,220)      $ (5,716)      $ (5,447)      $ (5,804)

Net gain on investments .............................      $  5,231       $  1,511       $ 12,322       $ 12,699
Net income (loss) ...................................      $  2,793       $ (2,257)      $  4,177       $  4,193
Net income (loss) per share -- basic ................      $   0.31       $  (0.25)      $   0.49       $   0.50
Net income (loss) per share -- assuming dilution ....      $   0.28       $  (0.25)      $   0.47       $   0.49

The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol CSON. The Company does not expect to pay dividends in the near future.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below lists the information regarding our directors as of February 28, 2002. Information on management is included in Item 1 -- Business -- Executive Officers.

                   NAME                       AGE               PRINCIPAL OCCUPATION                DIRECTOR SINCE
                   ----                       ---               --------------------                --------------
John R. Daniels, M.D.(1)(2).............       63    Associate Professor of Medicine/Oncology,           1998
                                                     University of Southern California
Craig T. Davenport(2)...................       49    Chief Executive Officer, the D.W. Group,            1998
                                                     a private investment and advisory
                                                     services company
William G. Mavity.......................       52    Chief Executive Officer and President               2001
                                                     (beginning October 1, 2001)
Mark A. Philip, Ph.D.(1)................       46    President and Chief Executive Officer,              1998
                                                     Zycos Inc., a biotechnology company
Thomas M. Prescott(1)...................       46    Former President and Chief Executive                2000
                                                     Officer, Cardiac Pathways Corporation, a
                                                     medical device company
Robert C. Robbins, M.D.(2)..............       44    Assistant Professor of Cardiothoracic               2000
                                                     Surgery, Stanford University

---------------

(1) Member of the audit committee.

(2) Member of the human resources committee.

    Except as described below, each of our directors has been engaged in his principal occupation described above during the past five years. There are no family relationships among any of our directors or executive officers.

    John R. Daniels, M.D. Dr. Daniels has served as chairman of our board of directors since January 1998. Dr. Daniels is an associate professor of medicine/oncology at the University of Southern California. Dr. Daniels is also chairman of the board and chief financial officer of Balance Pharmaceuticals, Inc., a pharmaceutical company. Dr. Daniels has a B.S. in biology and an M.D. from Stanford University.

    Craig T. Davenport. Mr. Davenport has served as one of our directors since September 1998. Mr. Davenport has served as the chief executive officer of the D.W. Group, a private investment and advisory services company which he founded in 1994, since its inception. Mr. Davenport was president and chief operating officer at Tokos Medical Corporation, a home health care service company, from 1985 to 1993. Mr. Davenport worked for American Hospital Supply Corporation, a health care company, from 1974 to 1984, serving in the capacity of president for both the American Physicians and American Hospitex divisions as well as various management positions in the American Hospital Supply Division. He serves on the boards of directors of several private companies. Mr. Davenport graduated from Ohio University in 1974 with a B.G.S. degree with majors in marketing and management.

    William G. Mavity. Mr. Mavity began serving as our chief executive officer and president on October 1, 2001 and has served as a director since September 18, 2001. Prior to joining our company, Mr. Mavity served as president, chief executive officer and director of InnerDyne, Inc., a medical device company, from 1993 until the acquisition of InnerDyne by U.S. Surgical, a unit of Tyco International Ltd., in December 2000. From 1972 to 1993 Mr. Mavity served at Minnesota Mining and Manufacturing Company, frequently referred to as 3M, in positions of increasing responsibility including operations director (medical device division), general manager and manufacturing manager (Sarns/3M Health
Care), and manufacturing manager (3M Health Care, Europe). Mr. Mavity holds a B.S. in mechanical engineering administration from the University of Delaware.

    Mark A. Philip, Ph.D. Dr. Philip has served as one of our directors since September 1998. Dr. Philip has been the president and chief executive officer of Zycos Inc., a biotechnology company, since 1997. From 1992 to 1997, Dr. Philip was president and chief executive officer of Immuno-US, a biological pharmaceutical company, and from 1983 to 1992, he held regulatory, marketing and general management positions at Baxter International, Inc., a medical products company, in Europe, Japan and the United States. Dr. Philip has a B.S. in biochemistry and animal physiology and a Ph.D. in hematology and immunology from Trent Polytechnic/Nottingham City University, and an M.B.A. from Lake Forest Graduate School of Management.

    Thomas M. Prescott. Mr. Prescott became one of our directors in August 2000. Mr. Prescott was the president, chief executive officer and a director of Cardiac Pathways Corporation from May 1999 until August 2001. Boston Scientific recently acquired Cardiac Pathways Corporation. From August 1996 to May 1999, Mr. Prescott served as vice president and general manager of a respiratory unit of Nellcor Puritan Bennett, and from April 1994 to August 1996, he was senior director of corporate accounts and healthcare systems at Nellcor. Mallincrodt acquired Nellcor Puritan Bennett in September 1997. Mr. Prescott previously held various positions of increasing responsibility at GE Medical Systems. Mr. Prescott holds a B.S. in engineering from Arizona State University and an Executive M.B.A. from Northwestern University's Kellogg Graduate School of Management. Mr. Prescott serves on the board of directors of R2 Technologies.

    Robert C. Robbins, M.D. Dr. Robbins became one of our directors in April 2000. Dr. Robbins has been affiliated with the Stanford University School of Medicine since 1993, where he currently serves as director of the heart, heart-lung and lung transplant program and is an assistant professor of cardiothoracic surgery and director of the cardiothoracic transplantation laboratory. Dr. Robbins completed his residency in cardiothoracic surgery at Stanford University Hospital. Previously, Dr. Robbins was a pediatric fellow of cardiothoracic surgery and a pediatric fellow of cardiac surgery at Emory University School of Medicine in Atlanta and at Royal Children's Hospital in Melbourne, Australia, respectively. He was also a clinical associate, surgery branch NHLBI at the National Institutes of Health in Bethesda, Maryland.

DIRECTOR COMPENSATION

    We currently pay each director who is not an employee a monthly retainer of $1,000 ($4,000 in the case of the chairman of the board), a fee of $1,000 for each meeting of the board attended by a director, and a fee of $250 for each telephonic meeting of the board in which a director participates. There is no fee paid for committee meetings attended. Each nonemployee director participates in our 1998 Directors' Stock Option Plan, which provides that non-employee directors are automatically granted options to purchase shares of common stock on the terms and conditions described in this plan.

HUMAN RESOURCES COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The members of the human resources committee of our board of directors during the six months ended December 31, 2001 were Dr. Daniels, Mr. Davenport and Dr. Robbins, none of whom has been an officer or employee of the company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of our common stock to file reports of ownership and reports of changes in ownership with the SEC. These persons are required by regulations of the SEC to furnish us with copies of all

Section 16(a) forms they file. Based solely on our review of the copies of these forms submitted to us during the six months ended December 31, 2001, we believe that, during such period, all filing requirements applicable to our directors, officers and 10% stockholders were complied with.

ITEM 11.  COMPENSATION

EXECUTIVE COMPENSATION

     The following table summarizes the total compensation awarded to, earned by or paid to our chief executive officer and the four other most highly compensated officers for services rendered in all capacities to us during the six months ended December 31, 2001 and the fiscal years ended June 30, 1999, 2000 and 2001. We may refer to these officers as our named executive officers in other parts of this transition report.

     Prior to August 18, 1998, Cohesion Technologies, Inc. was a wholly-owned subsidiary of Collagen Corporation, from which we were spun off on August 18, 1998. Prior to the spin-off, compensation to the named executive officers was paid by either Collagen or a company affiliated with Collagen.

                           SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                    COMPENSATION
                                                                                                    ------------
                                                                      ANNUAL COMPENSATION           SECURITIES
                                                            ------------------------------------    UNDERLYING
              NAME AND PRINCIPAL POSITION                   YEAR        SALARY ($)     BONUS ($)    OPTIONS (#)     OTHER ($)
              ---------------------------                   ----        ----------     ---------    ------------    ---------
William G. Mavity(1) .................................      2001(6)      $ 81,116            --            --             --
   Chief Executive Officer, President and Director

David J. Foster(2) ...................................      2001(6)      $127,239            --       182,731             --
   Former Chief Executive Officer and Director              2001          200,004            --        31,000             --
                                                            2000          194,235            --        23,100             --
                                                            1999          193,245            --       140,000             --

Frank A. DeLustro, Ph.D.(3) ..........................      2001(6)      $ 83,288            --        91,514       $ 17,500
   Former President, Chief Operating Officer and            2001          200,004            --        26,000             --
   Director                                                 2000          194,235            --         6,300             --
                                                            1999          193,245            --       100,000             --

Ross R. Erickson .....................................      2001(6)      $ 93,750            --        38,298             --
   Vice President, Regulatory Affairs, Clinical             2001          187,500            --        19,000             --
   Research and Quality Assurance                           2000          181,731            --         5,040             --
                                                            1999          180,692            --        65,000             --

George Y. Daniloff, M.D., Ph.D.(4) ...................      2001(6)      $ 92,498            --        11,400             --
   Vice President, Research and Development                 2001           88,940        63,636            --             --

Russell W. McDaniell(5) ..............................      2001(6)      $ 87,504            --        51,414             --
   Vice President, Sales                                    2001          175,007            --        84,000             --
                                                            2000          157,566         5,000        41,800             --

Deborah L. Webster ...................................      2001(6)      $ 87,504            --       106,698             --
   Vice President, Human Resources and Administration,      2001          175,007            --        19,000             --
   Chief Administrative Officer                             2000          167,309            --         5,040             --
                                                            1999          165,635            --        65,000             --

(1) Mr. Mavity began serving as our Chief Executive Officer and President on October 1, 2001.

(2) Mr. Foster resigned from his position as our Chief Executive Officer on September 30, 2001. Pursuant to a separation agreement entered into with Mr. Foster in connection with his resignation, we agreed to pay Mr. Foster's base salary for 12 months subsequent to his resignation as well as $10,000 for out-of-pocket consulting expenses.

(3) Dr. DeLustro resigned from his position as our Chief Operating Officer on September 30, 2001. Pursuant to a separation agreement entered into with Dr. DeLustro in connection with his resignation, we have agreed to pay Dr. DeLustro's salary for 12 months subsequent to his resignation as well as $10,000 for out-of-pocket consulting expenses.

(4) Dr. Daniloff joined the company in January 2001 and received a sign-on bonus of $63,636.

(5) Mr. McDaniell joined the company in July 1999 and received a sign-on bonus of $5,000.

(6) Information is for the six month period from July 1, 2001 to December 31, 2001 only.

OPTION GRANTS DURING THE SIX MONTHS ENDED DECEMBER 31, 2001

     The following table provides information regarding stock option grants made during the six months ended December 31, 2001 to the named executive officers. No stock appreciation rights were granted during the six month period ended December 31, 2001. The stock options were granted under our Restated 1998 Stock Option Plan and outside of the approved pool. The maximum term of each option granted is ten years from the date of grant. The exercise price is equal to the fair market value of our common stock on the date of grant.

     The percentage of total options granted to employees in the six months ended December 31, 2001 is based on an aggregate of 1,015,250 options granted in the six months ended December 31, 2001 to our employees and non-employee directors, and consultants, including options granted to the named executive officers.

     Potential realizable value amounts represent specified assumed rates of appreciation in stock price for a given exercise price only and assume the conversion or exchange of all options to purchase common stock. Actual gains, if any, on stock option exercises and holdings of common stock are dependent on the future performance of our common stock. There is no assurance that the amounts reflected will be realized. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future stock prices. Unless the market price of the applicable shares of the common stock appreciates over the option term, no value will be realized from the stock option grants made to the named executive officers.


             OPTION GRANTS IN THE SIX MONTHS ENDED DECEMBER 31, 2001

                                                            INDIVIDUAL GRANTS
                                           ----------------------------------------------------
                                                                                                       POTENTIAL REALIZABLE
                                                          % OF TOTAL                                     VALUE AT ASSUMED
                                            NUMBER OF      OPTIONS                                    ANNUAL RATES OF STOCK
                                           SECURITIES     GRANTED TO                                  PRICE APPRECIATION FOR
                                           UNDERLYING     EMPLOYEES    EXERCISE                            OPTION TERMS($)
                                             OPTIONS      IN FISCAL      PRICE       EXPIRATION      --------------------------
NAME                                         GRANTED        YEAR(%)    ($/SHARE)        DATE             5%             10%
----                                       ----------    ------------  ---------     ----------      ----------      ----------
William G. Mavity ...................         465,000         45.8      $  2.70      9/18/2011       $  789,577      $2,000,944

David J. Foster .....................              --           --           --              --              --              --

Frank A. DeLustro, Ph.D .............              --           --           --              --              --              --

Ross R. Erickson ....................          20,000          2.0         3.80      10/18/2011          47,796         121,124

George Y. Daniloff, M.D., Ph.D ......          20,000          2.0         3.80      10/18/2011          47,796         121,124

Russell W. McDaniell ................          30,000          3.0         3.80      10/18/2011          71,694         181,687

Deborah L. Webster ..................          20,000          2.0         3.80      10/18/2011          47,796         121,124

AGGREGATED OPTION EXERCISES DURING THE SIX MONTHS ENDED DECEMBER 31, 2001 AND PERIOD-END VALUES

     The following table provides summary information for each named executive officer with respect to exercise of stock options during the six months ended December 31, 2001 and the number and value of the named executive officer's unexercised options at December 31, 2001. No stock appreciation rights were exercised during the six months ended December 31, 2001.

     The fair market value of our common stock at the close of business on December 31, 2001 was $4.98 per share. The "Value Realized" or the unrealized "Value of Unexercised In-the-Money Options at December 31, 2001" represent the aggregate difference between the market value on the date of exercise or at December 31, 2001, in the case of unrealized values, and the applicable exercise price.


                AGGREGATED OPTION EXERCISES AND PERIOD-END VALUES

                                                                               NUMBER OF                  VALUE OF UNEXERCISED
                                                                          UNEXERCISED OPTIONS             IN-THE-MONEY OPTIONS
                                          SHARES         VALUE          AT DECEMBER 31, 2001(#)         AT DECEMBER 31, 2001($)
                                        ACQUIRED ON     REALIZED      ---------------------------     ---------------------------
NAME                                    EXERCISE(#)       ($)         EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                                    ------------    --------      -----------   -------------     -----------   -------------
William G. Mavity ..................            --            --              --         465,000      $       --      $1,060,200
David J. Foster(1) .................            --            --          65,896         169,704          92,484          28,336
Frank A. DeLustro, Ph.D.(2) ........            --            --          85,931          43,688          42,043          20,240
Ross R. Erickson ...................            --            --          29,577          49,563          20,080          35,812
George Y. Daniloff, M.D., Ph.D. ....            --            --             800          49,200             944          22,656
Russell W. McDaniell ...............            --            --          38,952         116,848           2,196          39,704
Deborah L. Webster .................            --            --         101,477          49,563          48,708          35,812

(1) Pursuant to the separation agreement entered into with Mr. Foster, Mr. Foster's options will continue to vest for 12 months subsequent to his resignation and he will be able to exercise vested options for 24 months subsequent to his resignation.

(2) Pursuant to the separation agreement entered into with Dr. DeLustro, Dr. DeLustro's options will continue to vest for 12 months subsequent to his resignation and he will be able to exercise vested options for 24 months subsequent to his resignation.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     On September 18, 2001, we entered into an at-will employment letter agreement with William G. Mavity, our Chief Executive Officer and President, and a member of our board of directors. The letter agreement provides for an annual salary of $285,000 per year, subject to annual review concerning increases. Pursuant to the letter agreement, we granted Mr. Mavity stock options to purchase 465,000 shares of our common stock at a per-share exercise price of $2.70, which is equal to the fair market value of our common stock on Mr. Mavity's first day of employment. The agreement also provides that in the event of a termination without justifiable cause, including a constructive termination through a material reduction in salary or benefits or a requirement to relocate in connection with a merger or acquisition of the company, we will pay Mr. Mavity severance equal to 12 months' salary if the termination occurs within the first year of employment, or 24 months' salary if the termination occurs thereafter. We will pay Mr. Mavity severance equal to one month's salary in the event of a termination for justifiable cause.

     On November 13, 2001, we entered into an at-will employment letter agreement with James E. Barnes, our Vice President of Operations. The letter agreement provides for an annual salary of $185,000 per year. Pursuant to the letter agreement, we granted Mr. Barnes stock options to purchase 150,000 shares of our common stock at a per-share exercise price of $3.12, which is equal to the fair market value of our common stock on Mr. Barnes's first day of employment. The letter agreement also provides that in the event of a termination without cause, we will pay Mr. Barnes severance equal to 6 months' salary.

     On June 26, 2001, we entered into an at-will employment letter agreement with David W.J. Smith, our Vice President of Marketing and Business Development. The letter agreement provides for an annual salary of $185,000 per year. Pursuant to the letter agreement, we paid Mr. Smith a hire-on bonus of $75,000, payable in three installments over the first 18 months of employment, and stock options to purchase 65,000 shares of our common stock at a per-share exercise price of $4.17, which is equal to the fair market value of our common stock on Mr. Smith's first day of employment. The letter agreement also provides that in the event of a termination without cause during the first 18 months of employment, we will pay Mr. Smith severance equal to 6 months' salary and any unpaid portion of his sign-on bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth specified information regarding the beneficial ownership of our common stock as of February 28, 2002, by:

         (i) each person (or group of affiliated persons) or entity who is known by us to beneficially own 5% or more of our common stock;

         (ii)     each of our directors;

         (iii)    each named executive officer; and

         (iv)     all of our directors and executive officers as a group.

                                                                                  SHARES BENEFICIALLY OWNED (2)
                                                                               ---------------------------------
              NAME AND ADDRESS OF BENEFICIAL OWNER (1)                         NUMBER                PERCENT (%)
              ----------------------------------------                         ------                -----------
Reid W. Dennis (3).....................................................        696,043                  7.4
   3000 Sand Hill Road
   Building 2, Suite 290
   Menlo Park, CA 94025
Dimensional Fund Advisors, Inc. (4)....................................        711,150                  7.5
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA 90401
Wellington Management Company, LLP (5).................................        525,800                  5.6
   75 State Street
   Boston, MA 02109
William G. Mavity (6)..................................................         23,000                    *
John R. Daniels, M.D. (7)..............................................        297,627                  3.1
Craig T. Davenport (8).................................................         25,300                    *
Mark A. Philip, Ph.D. (9)..............................................         19,500                    *
Thomas M. Prescott (10)................................................          4,400                    *
Robert C. Robbins, M.D (11)............................................          5,000                    *
David J. Foster (12)...................................................        266,086                  2.8
Frank A. DeLustro, Ph.D. (13)..........................................        191,475                  2.0
Ross R. Erickson (14)..................................................        139,278                  1.5
George Y. Daniloff, M.D., Ph.D. (15)...................................         11,400                    *
Russell W. McDaniell (16)..............................................         66,834                    *
Deborah L. Webster (17)................................................        132,676                  1.4
All directors and executive officers as a group
(15 persons) (18)......................................................      1,266,622                 12.6

_______________
     * Less than one percent of the outstanding shares of common stock.

(1) Information with respect to beneficial ownership is based upon information furnished by each person or contained in 13G filings made with the SEC. Unless otherwise indicated, the address for each listed stockholder is c/o Cohesion Technologies, Inc., 2500 Faber Place, Palo Alto, California 94303.

(2) Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The number and percentage of shares beneficially owned are based on 9,456,905 shares of common stock outstanding as of February 28, 2002. The number and percentage of shares beneficially owned also assumes that shares of common stock subject to options and other rights that are currently exercisable or exercisable within 60 days of February 28, 2002 are deemed to be outstanding and beneficially owned.

(3) Excludes 1,500 shares held by Mr. Dennis as trustee for Suzanna Weaver Dennis, of which he disclaims any beneficial ownership.

(4) Dimensional Fund Advisors, Inc., or DFA, is an investment advisor registered with the SEC under the Investment Advisors Act of 1940, as amended, or 1940 Act. DFA may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to its various investment advisory clients. Of such amount, DFA may be deemed to have sole dispositive power with respect to 711,150 shares. DFA disclaims beneficial ownership of all such shares. The information presented regarding DFA is based upon information contained in a Schedule 13G filed by DFA as of February 12, 2002.

(5) Wellington Management Company, LLP, or WMC, is an investment advisor registered with the SEC under the 1940 Act. WMC may be deemed to beneficially own the stated shares by virtue of its status as a registered investment advisor to its investment advisory clients. Of such amount, WMC may be deemed to have shared dispositive power with respect to 525,800 shares. Such shares are owned by numerous investment advisory clients of WMC, one of which, Vanguard Health Care Fund, is known by WMC to have beneficial ownership of more than five percent of our common stock. The information presented regarding WMC is based upon information contained in a Schedule 13G filed by WMC as of February 12, 2002. According to a Schedule 13G filed with the SEC on February 6, 2002 by Vanguard Specialized Funds--Vanguard Health Care Fund, Vanguard may be deemed to have sole voting power and shared dispositive power with respect to 525,800 of the shares deemed to be beneficially owned by WMC.

(6) Includes -0- shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. Stock options granted upon hire will vest 24% after the first year.

(7) Includes 31,000 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(8) Includes 17,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(9) Includes 17,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(10) Includes 2,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(11) Represents 5,000 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(12) Includes 182,731 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. The number of common shares owned is based upon information provided to us by Mr. Foster as of September 7, 2001.

(13) Includes 91,514 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. The number of common shares owned is based upon information provided to us by Dr. DeLustro as of September 7, 2001.

(14) Includes 38,298 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(15) Includes 11,400 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(16) Includes 51,414 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(17) Includes 106,698 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(18) Includes an aggregate of 610,418 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

                                PERFORMANCE GRAPH

    The graph below shows a comparison of total stockholder return for holders of our common stock from August 13, 1998, the date on which our common stock was first traded on The Nasdaq Stock Market, through December 31, 2001 compared with The Nasdaq Stock Market-US Index and the JP Morgan H & Q Healthcare-Excluding Biotechnology Index. The fair market value of our common stock at the close of business on August 13, 1998 was $6.75 and on December 31, 2001 was $4.98 per share. This graph is presented pursuant to the rules of the SEC. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of medical device stocks like that of the company are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy and the performance of other medical device and micro/small-cap stocks.



                COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
                       AMONG COHESION TECHNOLOGIES, INC.,
                      THE NASDAQ STOCK MARKET (U.S.) INDEX
        AND THE JP MORGAN H & Q HEALTHCARE-EXCLUDING BIOTECHNOLOGY INDEX


COHESION TECHNOLOGIES, INC.

                                                                                Cumulative Total Return
                                                            ------------------------------------------------------------
                                                            8/13/1998  9/98    12/98     3/99     6/99     9/99    12/99
                                                            ---------  ----    -----     ----     ----     ----    -----
COHESION TECHNOLOGIES, INC. ..............................    100.00   48.15    53.70    58.80    88.89    88.89   135.19
NASDAQ STOCK MARKET (U.S.)................................    100.00   94.59   122.92   137.85   150.79   154.54   228.42
JP MORGAN H & Q HEALTHCARE -- EXCLUDING BIOTECHNOLOGY.....    100.00   96.62   114.80   109.37   112.23    96.95   100.30

[TABLE CONTINUED BELOW]

                                                                                Cumulative Total Return
                                                            ------------------------------------------------------------
                                                             3/00      6/00    9/00     12/00    3/01     6/01     9/01     12/01
                                                             ----      ----    ----     -----    ----     ----     ----     -----
COHESION TECHNOLOGIES, INC. ..............................   218.52    175.01  155.56    84.27    90.74    78.52    50.37    73.78
NASDAQ STOCK MARKET (U.S.)................................   256.44    222.97  205.18   137.39   102.56   120.88    83.86   109.02
JP MORGAN H & Q HEALTHCARE -- EXCLUDING BIOTECHNOLOGY.....   106.43    129.26  143.58   156.90   140.86   150.93   151.21   154.77


* $100 Invested on 8/13/98 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cohesion Corporation

     In September 1998, our board of directors approved a program to cancel options to purchase shares of the common stock of Cohesion Corporation, a majority-owned subsidiary of the company that we acquired during fiscal 1998. We completed all stock option buyout payments during this period and there no executive officers and directors who received more than $60,000 under this program during the six months ended December 31, 2001.



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

(b) Reports on Form 8-K:

     On December 19, 2001, we filed a Current Report on Form 8-K, dated December 5, 2001 disclosing under Item 8, the change in fiscal year end from June 30 to December 31.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 COHESION TECHNOLOGIES, INC.



                                 /s/ William G. Mavity
                                 -----------------------------------------------
                                 William G. Mavity
                                 Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)


Dated: March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                      Title                                 Date
---------------------------------        -----------------------------------------------        --------------

/s/ William G. Mavity                    Chief Executive Officer, President and Director        March 28, 2002
---------------------------------        (Principal Executive Officer and Principal
William G. Mavity                        Financial Officer)

/s/ Sharon Kokubun                       Vice President, Finance and Controller                 March 28, 2002
---------------------------------        (Principal Accounting Officer)
Sharon Kokubun

/s/ John R. Daniels, M.D.                Chairman of the Board of Directors                     March 28, 2002
---------------------------------
John R. Daniels, M.D.

/s/ Craig T. Davenport                   Director                                               March 28, 2002
---------------------------------
Craig T. Davenport

/s/ Mark Philip, Ph.D.                   Director                                               March 28, 2002
---------------------------------
Mark Philip, Ph.D.

/s/ Robert C. Robbins, M.D.              Director                                               March 28, 2002
---------------------------------
Robert C. Robbins, M.D.

/s/ Thomas M. Prescott                   Director                                               March 28, 2002
---------------------------------
Thomas M. Prescott

                                  EXHIBIT INDEX


 NUMBER          NOTES                                         DESCRIPTION
  ------         -----                                         -----------
    2.1          (2)(12)   Separation and Distribution Agreement dated January 1, 1998, between the Company and
                           Collagen Corporation.

    3.1          (1)       Amended and Restated Certificate of Incorporation of the Company.

    3.2          (23)      Amended and Restated Bylaws of the Company.

    4.1          (1)       Specimen Stock Certificate.

    4.2          (21)      Preferred Shares Rights Agreement between the Registrant and the Bank of New York dated April 21, 1999.

   10.1          (2)(13)   Collagraft Supply Agreement dated January 1, 1998, between the Company and Collagen
                           Corporation.

   10.2          (2)(14)   Collagen Supply Agreement dated January 1, 1998, between the Company and Collagen
                           Corporation.

   10.3          (15)      Assignment and License Agreement dated January 1, 1998, between the Company and
                           Collagen Corporation.

   10.4          (2)(16)   Recombinant Technology Development and License Agreement dated January 1,  1998, between the Company and Collagen Corporation.

   10.5          (17)      Services Agreement dated January 1, 1998, between the Company and Collagen
                           Corporation.

   10.6          (18)      Benefits Agreement dated January 1, 1998, between the Company and Collagen
                           Corporation.

   10.7          (19)      Tax Allocation and Indemnity Agreement dated January 1, 1998, between the Company and
                           Collagen Corporation.

   10.8          (20)      Vitrogen International Distribution Agreement dated January 1, 1998,  between the
                           Company and Collagen Corporation.

   10.9          (1)(2)    Letter Agreement dated October 1, 1996 between Collagen Corporation and Genotypes,
                           Inc.

   10.10         (1)(11)   Form of Indemnification Agreement between the Company and each of its Officers and
                           Directors.

   10.11         (11)      Restated 1998 Stock Option Plan.

   10.12         (1)(11)   1998 Employee Stock Purchase Plan.

   10.13         (1)(11)   1998 Directors' Stock Option Plan.

   10.14         (3)       Collaborative Research and Distribution Agreement between Collagen Corporation and
                           Zimmer, Inc. dated as of June 26, 1985.

   10.15         (4)       Amendments dated February 16, 1993 and February 18, 1993 respectively, to the Product
                           Development and Distribution Agreement dated January 18, 1985 by and between Collagen
                           Corporation and Zimmer, Inc.

   10.16         (5)       Lease Agreement dated June 1, 1992 by and between Collagen Corporation and Harbor
                           Investment Partners.

   10.17         (6)       Lease Renewal for 2500 Faber Place, Palo Alto, dated December 1, 1992 between
                           Collagen Corporation and Leonard Ely, Shirley Ely, Carl Carlsen and Mary Carlsen.

   10.18         (1)(2)    Amended and Restated Research, Lease and Supply Agreement dated as of February 20,
                           1996 between Collagen Corporation and Pharming B.V.

   10.19         (1)(2)    Research and Development Agreement dated October 17, 1995 between Collagen
                           Corporation and Innovasive Devices, Inc.

   10.20         (1)(2)    Manufacturing and Supply Agreement dated as of October 17, 1995 between Collagen
                           Corporation and Innovasive Devices, Inc.

   10.21         (1)(2)    Distribution Agreement dated as of October 17, 1995 between Collagen Corporation and
                           Innovasive Devices, Inc.

   10.22         (7)       Promissory Note between Howard D. Palefsky and the Registrant dated February 20,
                           1996.

   10.23         (8)(11)   Amended and Restated Secured Loan Agreement between Ross R. Erickson and

 NUMBER          NOTES                                         DESCRIPTION
  ------         -----                                         -----------
                           Collagen Corporation dated December 31, 1995.

   10.24         (9)       Loan Agreement between Collagen Corporation and Cohesion Corporation dated May 24,
                           1996.

   10.25         (10)      Agreement between Howard D. Palefsky and Collagen Corporation dated March 15, 1997.

   10.26         (1)(11)   Form of Management Continuity Agreement between certain officers of the Company and
                           Collagen Corporation dated February 7, 1997.

   10.27         (1)(2)    Intellectual Property and Production Agreement between Genotypes and Collagen
                           Corporation dated August 15, 1996.

   10.28         (1)(11)   Secured Loan Agreement between Charles Williams and Cohesion Corporation dated
                           December 15, 1997.

   10.29         (22)      License and distributorship agreement between Cohesion Technologies, Inc. and United
                           States Surgical, a division of Tyco Healthcare Group LP dated November 22, 1999.

   10.30                   Letter Agreement between Cohesion Technologies, Inc. and David W.J. Smith dated
                           June 26, 2001.

   10.31                   Letter Agreement between Cohesion Technologies, Inc. and William G. Mavity dated
                           September 18, 2001.

   10.32                   Letter Agreement between Cohesion Technologies, Inc. and James E. Barnes dated
                           November 13, 2001.

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

(23) Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.