Form 10-Q
period 2002-03-31
COHESION TECHNOLOGIES INC
filed 2002-05-14
CIK 1059574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________to ___________

Commission file number: 000-24103

COHESION TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3274368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2500 Faber Place, Palo Alto, CA 94303
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (650) 320-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 30, 2002, the Registrant had 9,456,905 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

COHESION TECHNOLOGIES, INC.

FORM 10-Q

INDEX

		Page No.

PART I	Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets - March 31, 2002 and December 31, 2001	3

	Condensed Statements of Operations - Three months ended March 31, 2002 and 2001	4

	Condensed Statements of Cash Flows - Three months ended March 31, 2002 and 2001	5

	Notes to Condensed Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II	Other Information

Item I	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COHESION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001*

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,785	$16,765
Accounts receivable, net	733	640
Inventories	2,218	2,465
Other current assets	1,359	2,061

Total current assets	17,095	21,931
Property and equipment, net	3,720	4,304
Investment in equity securities	606	739
Other assets	1,857	1,866

	$23,278	$28,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544	$611
Accrued compensation	869	980
Accrued liabilities	2,151	2,214
Deferred revenue	380	380
Income taxes payable	650	650
Current portion of capital lease obligation	916	899

Total current liabilities	5,510	5,734
Long-term liabilities:
Obligation under capital lease	1,064	1,299
Deferred revenue	794	889
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	21,770	21,737
Retained earnings (accumulated deficit)	(4,502)	406
Accumulated other comprehensive income	606	739
Treasury stock, at cost	(1,974)	(1,974)

Total stockholders’ equity	15,910	20,918

	$23,278	$28,840

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

*     Amounts derived from audited financial statements at the date indicated.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenue:
Product sales	$1,031	$722
Other revenue	95	87

	1,126	809
Costs and expenses:
Cost of sales, including manufacturing start-up costs	1,749	1,849
Research and development	1,231	2,299
Selling, general and administrative	3,084	1,602

Total costs and expenses	6,064	5,750

Loss from operations	(4,938)	(4,941)
Other income (expense):
Realized gain on investments, net	—	44
Interest income	74	260
Interest expense	(44)	(59)

Loss before taxes	(4,908)	(4,696)
Provision (benefit) for income taxes	—	(1,685)

Net loss	$(4,908)	$(3,011)

Net loss per common share — basic and diluted	$(0.52)	$(0.32)

Weighted average shares outstanding — basic and diluted	9,456	9,356

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,908)	$(3,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	475
Loss on sale of property and equipment	71	—
Realized gain on investments, net	—	(44)
Deferred revenue	(95)	(87)
Decrease (increase) in assets:
Accounts receivable	(93)	(192)
Inventories	247	100
Other	715	(1,634)
Increase (decrease) in liabilities:
Accounts payable, accrued liabilities and other	(241)	(473)

Net cash used in operating activities	(3,843)	(4,866)
Cash flows from investing activities:
Proceeds on maturity of equity collars	—	1,757
Proceeds from sale of property and equipment	151	—
Expenditures for property and equipment	(99)	(263)

Net cash provided by investing activities	52	1,494
Cash flows from financing activities:
Proceeds from exercise of stock options	30	129
Payment of capital lease obligation	(219)	(204)

Net cash used in financing activities	(189)	(75)
Net decrease in cash and cash equivalents	(3,980)	(3,447)
Cash and cash equivalents at beginning of period	16,765	15,271

Cash and cash equivalents at end of period	$12,785	$11,824

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Presentation

     The condensed balance sheet as of March 31, 2002, the condensed statements of operations for the three months ended March 31, 2002 and 2001, and the condensed statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at March 31, 2002 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.

     Certain amounts in the financial statements for the prior fiscal period have been reclassified to conform with the current year presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2001.

     The financial statements have been prepared on a going concern basis. The Company has historically incurred annual operating losses that are in excess of its current financial resources. Management anticipates that the recent FDA approval of the Company’s CoSeal product will contribute to increased revenues during 2002. Management expects this anticipated increase in revenues to have a positive impact on gross margins and reduce the operating loss, as compared to prior periods. In addition, management implemented restructuring plans during 2001 that are expected to reduce research and development and general and administrative expenses from historical levels. Based upon these anticipated improvements in operating results, management believes that the Company has sufficient financial resources to meet its operating requirements for the next six to nine months. The Company also intends to seek additional funds through public or private equity financing, borrowings, or other arrangements. Such financing may not be available on terms that are acceptable to the Company.

     In December 2001, the Company changed its fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS excludes the effects of stock options, warrants and convertible preferred stock as their effect is antidilutive for the periods presented.

2. Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market. Inventories are comprised of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)
Raw materials	$718	$861
Work-in-process	1,116	1,237
Finished goods	384	367

	$2,218	$2,465

3. Equity Investments

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company’s investments in equity securities which consists of an investment in Pharming, N.V.:

	March 31,	December 31,
	2002	2001

	(In thousands)
Cost	$—	$—
Gross unrealized gains	606	739

Estimated fair value	$606	$739

     The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s investments in equity securities were classified as available-for-sale at March 31, 2002 and December 31, 2001.

4. Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of related income tax, for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Net loss	$(4,908)	$(3,011)
Increase (decrease) in unrealized gains on securities	(133)	1,449
Adjustment of hedged item carrying amount for fair value hedge	—	1,757

Comprehensive income (loss)	$(5,041)	$195

5. Restructuring & Asset Impairment

     In November 2001, the Company announced and implemented a plan to redirect the focus of its resources on technology platforms specific to its first two products, CoStasis and CoSeal. Given its then financial resources, the Company concluded it could no longer continue to fund all existing research and development programs while at the same time, build the sales and marketing infrastructure needed to support direct sales of CoSeal in the U.S. As a result, certain research and development activities were curtailed by December 31, 2001. The Company reduced its workforce by approximately 20%, or 17 employees, which affected primarily research and development personnel. The majority of affected employees were terminated as of that date, with certain employees having later termination dates through March 2002. Severance payments will be made over a specified period of time, not to exceed one year. The Company also incurred costs to shutdown a clinical trial, and certain fixed assets associated with curtailed R&D programs were identified as impaired. The Company reported a $640,000 charge for Restructuring and Other costs in the quarter ended December 31, 2001, which was comprised of $405,000 for restructuring costs ($385,000 for severance and related costs and $20,000 for other shutdown costs) and $235,000 for fixed asset writedowns. As of March 31, 2002, approximately $327,000 had been paid for severance and other related shutdown costs. The remaining restructuring payments are expected to be paid by July 2002. The Company also began selling the impaired fixed assets, resulting in losses recognized totaling $71,000 during the quarter ended March 31, 2002, and expects to dispose the remaining equipment by the end of calendar 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this quarterly report and our transition report on Form 10-K for the six months ended December 31, 2001. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking. The words “may,” “will,” “could,” “should,” “continue,” “anticipates,” “projects,” “believes,” “expects,” “future,” “plans,” “might,” “intends,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers of procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. In addition, we may not prevail in our patent infringement lawsuit claiming patent infringement by Fusion Medical Technologies, Inc. The risks related to this lawsuit that could cause our actual results to differ materially from those described in forward-looking statements include that the court may rule against us on the issue of infringement, we may not be awarded damages and/or permanent injunctive relief, the court could limit our ability to enforce our patent, we could be served with a counter suit, our patent could be declared invalid or the substantial cost and length of time and unpredictability associated with litigation. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see “ — Additional Factors that Might Affect Future Results,” and “Business — Government Regulation” and “Business — Competition” in our transition report on Form 10-K for the six months ended December 31, 2001.

     We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which can increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We have also previously conducted research programs in recombinant human collagen and thrombin, with the ultimate goal of developing recombinant sources of human collagen and thrombin but have curtailed activities in this area as described below.

     Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, urologic, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical, a business unit of Tyco Healthcare Group and Tyco International (“U.S.

Surgical/Tyco”), for the marketing and distribution of CoStasis. The U.S. Surgical/Tyco territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The CoStasis agreement originally granted U.S. Surgical exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoStasis product each calendar year. To date, U.S. Surgical/Tyco has failed to purchase sufficient CoStasis product to maintain exclusive distribution rights. In addition, U.S. Surgical/Tyco has thus far elected not to make a payment that would allow for the maintenance of exclusivity in the absence of meeting minimum product purchases. Accordingly, we are discussing potential modifications to our current agreements with U.S. Surgical/Tyco, including possible changes in territories, and the duration and financial terms of our agreements. In January 2002, we also began selling CoStasis through our own direct sales organization in the United States.

     CoSeal Surgical Sealant, our second biosurgical product, is designed for sealing vascular grafts and other tissues and sites of incision and incision repair. In February 2000, we received a CE Mark for CoSeal, allowing product sales to commence in Europe. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. We filed a PMA application with the FDA for CoSeal in April 2001, received approval from the FDA in December 2001 to market CoSeal in the United States, and launched the product in the United States in January 2002.

     In November 2001, we announced and implemented a restructuring program to redirect the focus of our resources on technology platforms specific to our first two products, CoStasis and CoSeal. Given our then existing remaining financial resources, we could no longer continue to fund all existing research and development programs while at the same time, build the sales and marketing infrastructure needed to support direct sales of CoSeal in the United States. As a result, certain research and development activities were curtailed by December 31, 2001, including our recombinant human collagen research program. On November 14, 2001, we reduced our workforce by approximately 20%, which affected primarily research and development personnel. We also incurred costs to shut down a clinical trial in Europe, and certain fixed assets associated with curtailed research and development programs were identified as impaired. In light of the redirected focus of our company, we expect our ongoing research and development resources will be allocated to primarily support our existing commercial products, CoStasis and Coseal, and to continue limited clinical evaluations of our adhesion prevention barrier, and low level activity on internal adhesives. Although we eliminated the majority of the internal research and development personnel involved in the recombinant programs, we have endeavored to retain essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding for this program become available.

     In December 2001, we changed our fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

Results of Operations

Three Months Ended March 31, 2002 and 2001

     Revenues were $1.1 million and $0.8 million for the three months ended March 31, 2002 and 2001, respectively, and included contract revenue of $95,000 and $87,000, respectively, related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Product sales were $1.0 million and $0.7 million for the three months ended March 31, 2002 and 2001, respectively. The increase in product sales was due to an increase in both CoStasis and CoSeal sales. A number of uncertainties exist surrounding the marketing and distribution of our products where the primary means of distribution is through third party firms, such as U.S. Surgical. Our business and financial results could be adversely affected in the event that either we or these third party firms are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of product sales was 170% and 256% for the three months ended March 31, 2002 and 2001, respectively. Gross margins continue to remain negative and reflect a high level of fixed manufacturing costs that are relatively independent of sales volume in each of these periods.

     Research and development (“R&D”) expenses were $1.2 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. R&D spending decreased 46% primarily due to completion of the CoSeal clinical trial and a refocus on core programs, including the reduction in headcount as part of the November 2001 restructuring.

     Selling, general and administrative (“SG&A”) expenses were $3.1 million for the quarter ended March 31, 2002, an increase of 92% from $1.6 million during the prior year quarter. SG&A expenses increased primarily due to increases in sales and marketing resources to support direct sales efforts of CoStasis and CoSeal in the United States and legal expenses related to our patent infringement lawsuit against Fusion Medical.

     Net realized gain on investments was $44,000 in the quarter ended March 31, 2001 and represents the ineffective portion of the equity collar hedge.

     Interest income was $74,000 and $260,000 for the three months ended March 31, 2002 and 2001, respectively. The decrease is due to lower interest rates and lower average cash balances in the current fiscal quarter.

     Interest expense of $44,000 and $59,000 for the three months ended March 31, 2002 and 2001, respectively, was related to the capital lease obligation.

     We recorded no benefit for income taxes during the quarter ended March 31, 2002. As a result of expected future operating losses, we do not expect to recover additional tax benefits until we reach profitability. For the quarter ended March 31, 2001, we recorded a benefit for income taxes of 35% as we anticipated a refund for income taxes from the carryback of our fiscal year ended June 30, 2001 net loss.

Liquidity and Capital Resources

     At March 31, 2002, cash, cash equivalents and investments were $13.4 million compared to $17.5 million at December 31, 2001, including the unrealized gain of $0.6 million and $0.7 million, respectively, for Pharming common stock. Net cash used in operating activities was $3.8 million for the three months ended March 31, 2002 compared to $4.8 million used in the same prior-year period.

     For the three months ended March 31, 2002, cash provided by investing activities of $52,000 was primarily related to proceeds of $151,000 from the sale of equipment offset by capital expenditures of $99,000. Currently, we anticipate that capital expenditures will not exceed $1.0 million in calendar 2002. Net cash used by financing activities for the three months ended March 31, 2002 was approximately $229,000 primarily due to payments for our capital lease obligation.

     Our principal sources of liquidity include cash and cash equivalents. In August 2001, one of our investments, Pharming N.V., filed for receivership. As a result, we recorded a $5.3 million loss, the cost basis of our Pharming common stock investment, for the writedown of this investment in the September 2001 quarter. Although our Pharming investment has a stated market value at March 31, 2002, it is uncertain at this time what the recoverable value will be, if any.

     We believe that our current sources of liquidity should be adequate to fund our anticipated operating and capital expenditure requirements through the next six to nine months. However, during this period and thereafter, we will require additional financing which may include attempting to sell equity securities or to secure debt financing or other financing arrangements. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

     In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of March 31, 2002, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the quarter ended March 31, 2002.

     In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® Bone Graft Matrix. Our ownership interest in NeuColl is currently below 50%, however, we hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006.

Additional Factors That May Affect Future Results of Operations

     For a discussion of other risks and uncertainties involving our business, see “Business” in our transition report on Form 10-K for the six months ended December 31, 2001.

We have a history of operating losses and anticipate continued operating losses.

     Our operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that these expenses may continue to increase for the foreseeable future, particularly in light of the anticipated increase in sales and marketing expenses related to the establishment and expansion of a sales organization in the United States and related infrastructure. Our ability to achieve and sustain operating profitability is highly dependent upon successfully commercializing and marketing our products and developing sales and marketing capabilities for our products in Europe, the United States and other markets. We cannot assure you that we will successfully manufacture, commercialize and market our products or that we will ever record significant product revenues or achieve operating profitability.

We will need to obtain additional financing to fund operations.

     We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through the next six to nine months. However, during this period and thereafter, we will require additional financing which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may have to significantly reduce our expenses and may not be able to effectively market our products, continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would adversely affect our prospects, business, financial condition and results of operations.

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

     We compete with many domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Cryolife, Inc., Genzyme Biosurgery, which recently acquired Focal, Inc., and Fusion Medical Technologies, Inc. In the United States, there are several additional biosurgery products under development by these companies, as well as the American Red Cross and Haemacure Corporation. Additionally, several companies and institutions are engaged in the development of collagen-based or hydrophilic polymer-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs, such as a next generation adhesion prevention barrier. We believe such a product, if marketed commercially, will offer advantageous benefits in terms of performance and deliverability compared to currently marketed adhesion prevention products, and would compete with products from Lifecore Biomedical and Confluent Surgical, among others.

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

The market may not accept our products.

     CoStasis Surgical Hemostat is a product designed to control diffuse capillary and small vein bleeding, and CoSeal Surgical Sealant is a product designed to seal anastomoses and sites of incision, in connection with surgery. We cannot assure that either of these products will gain commercial acceptance among physicians, patients and health care payors, even if necessary international and U.S. marketing approvals are maintained. We believe that recommendations and endorsements by physicians will be essential for market acceptance of our surgical products, and we cannot assure you that these recommendations or endorsements will be obtained. We believe that surgeons will not use our products unless they determine, based on clinical data and other factors, that our products represent an effective means of controlling bleeding and sealing anastomoses and sites of incision, and that the clinical benefits to patients and cost savings achieved through use of our products outweigh their cost. Acceptance among physicians may also depend upon our ability to train surgeons and other potential users of our products in the application of sprayable surgical products, and the willingness of such users to learn these relatively new techniques. Additional factors in achieving market acceptance may include our ability to address competition from U.S. and international medical device, pharmaceutical and biopharmaceutical companies, to successfully develop an effective direct marketing and sales force, to form strategic partnerships and to manufacture cost-effective products. Failure of our products to achieve significant market acceptance will have a material adverse effect on our prospects, business, financial condition and results of operations.

     We have limited marketing and sales capabilities.

     We currently have limited experience in marketing and selling our products and we have only recently initiated a significant direct marketing and sales capability in the United States. In order to achieve commercial success for our approved products, we must either develop an effective marketing and sales force or enter into arrangements with third parties to market and sell our products. As we attempt to develop our own marketing and sales capabilities, we will be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that we enter into co-promotion or other marketing and sales arrangements with other companies, any revenues we receive will be dependent on the efforts of others, and we cannot assure that these efforts will be successful. Failure to further develop and expand our direct sales and marketing force or enter into arrangements with other companies to market and sell our products will reduce our ability to generate revenues.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no significant changes in our market risk compared to disclosures in Item 7A in our transition report on Form 10-K for the six months ended December 31, 2001.

PART II. OTHER INFORMATION

COHESION TECHNOLOGIES, INC.

Item I. Legal Proceedings

     On December 19, 2000, we filed a Complaint against Fusion Medical Technologies, Inc. in the Northern District of California. We claim that Fusion Medical Technologies, Inc. infringes U.S. Patent Nos. 6,110,484 and No. 6,277,394. The Court held a claim construction hearing on March 25, 2002 and the Court issued a claim construction order on April 1, 2002. Although the Court adopted most of our proposed constructions, portions of the Court’s construction would require a holding that Fusion’s FloSeal product does not infringe either patent. The parties entered into a Stipulation and Judgment on April 11, 2002 of non-infringement based upon the Court’s Claim Construction Order. We will appeal the ruling and Judgment to the Court of Appeals for the Federal Circuit.

Item 6. Exhibits and Reports on Form 8-K

     A. Reports on Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHESION TECHNOLOGIES, INC

Dated: May 14, 2002	/s/ Sharon Kokubun

Sharon Kokubun Vice President, Finance and Controller (Principal Accounting Officer)