Form 10-Q
period 2002-06-30
COHESION TECHNOLOGIES INC
filed 2002-08-14
CIK 1059574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

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

As of July 31, 2002, the Registrant had 9,479,436 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

COHESION TECHNOLOGIES, INC.

FORM 10-Q

INDEX

		Page No.

PART I.	Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets — June 30, 2002 and December 31, 2001	3

	Condensed Statements of Operations — Three and six months ended June 30, 2002 and 2001	4

	Condensed Statements of Cash Flows — Six months ended June 30, 2002 and 2001	5

	Notes to Condensed Financial Statements	6-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

PART II.	Other Information

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	16

Signatures		17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COHESION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001*

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,174	$16,765
Accounts receivable, net	775	640
Inventories	1,364	2,465
Other current assets	1,535	2,061

Total current assets	12,848	21,931
Property and equipment, net	3,514	4,304
Investment in equity securities	748	739
Other assets	1,399	1,866

	$18,509	$28,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$611
Accrued compensation	751	980
Accrued liabilities	2,166	2,214
Deferred revenue	380	380
Income taxes payable	650	650
Current portion of capital lease obligation	919	899

Total current liabilities	5,318	5,734

Long-term liabilities:
Obligation under capital lease	838	1,299
Deferred revenue	700	889

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	21,816	21,737
Retained earnings (accumulated deficit)	(8,947)	406
Accumulated other comprehensive income	748	739
Treasury stock, at cost	(1,974)	(1,974)

Total stockholders’ equity	11,653	20,918

	$18,509	$28,840

The accompanying notes to condensed financial statements are an integral part of these statements.

*	Amounts derived from audited financial statements at the date indicated.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Product sales	$1,396	$789	$2,427	$1,511
Other revenue	95	112	190	199

	1,491	901	2,617	1,710
Costs and expenses:
Cost of sales	1,612	1,589	3,361	3,438
Research and development	988	2,151	2,219	4,450
Selling, general and administrative	3,350	2,003	6,434	3,605

Total costs and expenses	5,950	5,743	12,014	11,493

Loss from operations	(4,459)	(4,842)	(9,397)	(9,783)

Other income (expense):
Gains on investments, net	—	9	—	53
Interest income	54	170	128	430
Interest expense	(40)	(56)	(84)	(115)

Loss before provision for income taxes	(4,445)	(4,719)	(9,353)	(9,415)
Provision (benefit) for income taxes	—	(2,946)	—	(4,631)

Net loss	$(4,445)	$(1,773)	$(9,353)	$(4,784)

Net loss per common share — basic and diluted	$(0.47)	$(0.19)	$(0.99)	$(0.51)

Weighted average shares outstanding — basic and diluted	9,465	9,369	9,455	9,363

The accompanying notes to condensed financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,353)	$(4,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	746	922
Loss on sale of property and equipment	67	55
Realized gain on investments, net	—	(53)
Deferred revenue	(189)	708
Decrease (increase) in assets:
Accounts receivable	(135)	(151)
Inventories	1,100	594
Other	542	(3,582)
Increase (decrease) in liabilities:
Accounts payable, accrued liabilities and other	(456)	(1,956)

Net cash used in operating activities	(7,678)	(8,247)

Cash flows from investing activities:
Proceeds on maturity of equity collars	—	2,546
Proceeds on from sale of restricted cash investments	460	818
Proceeds from sale of property and equipment	153	136
Expenditures for property and equipment	(162)	(391)

Net cash provided by investing activities	451	3,109

Cash flows from financing activities:
Proceeds from exercise of stock option and stock purchase plans	77	378
Payment of capital lease obligation	(441)	(410)

Net cash used in financing activities	(364)	(32)

Net decrease in cash and cash equivalents	(7,591)	(5,170)
Cash and cash equivalents at beginning of period	16,765	15,271

Cash and cash equivalents at end of period	$9,174	$10,101

The accompanying notes to condensed financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed balance sheet as of June 30, 2002, the condensed statements of operations for the three and six months ended June 30, 2002 and 2001, and the condensed statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at June 30, 2002 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

     The financial statements have been prepared on a going concern basis. The Company has historically incurred annual operating losses that are in excess of its current financial resources. Management anticipates that the December 2001 FDA approval of the Company’s CoSeal product will contribute to increased revenues during 2002. Management expects this anticipated increase in revenues to have a positive impact on gross margins and reduce the operating loss, as compared to prior periods. For the six months ended June 30, 2002, the Company’s revenues increased 53% and operating loss decreased 4% as compared to the comparable period in 2001. In addition, management implemented restructuring plans during 2001 that are expected to reduce primarily research and development expenses from historical levels. For the six months ended June 30, 2002, the Company’s research and development expenses decreased 50% as compared to the comparable period in 2001. The decrease in research and development expenses are expected to be offset by increases in sales and marketing expenses as the Company continues to build a direct sales force. Based upon these anticipated improvements in operating results, management believes that the Company’s existing financial resources are sufficient to meet its operating requirements through at least the next six months.

     In July 2002, the Company entered into an agreement, subject to stockholder approval, for a private placement of approximately 8.2 million shares of common stock and issued warrants to purchase up to an additional approximately 911,000 shares of common stock. The per share purchase price to be paid by the new investors will be the lower of (1) approximately $1.61, which represents a 10% discount to the 15-day average closing price of the common stock ending on July 19, 2002 (the third trading day prior to the date on which the Company entered into the definitive agreement) or (2) the 15-day average closing price of the common stock ending on the third trading day prior to the date on which the proxy statement is first mailed to the stockholders multiplied by 90%. Assuming a per share price of $1.61, the net proceeds of the transaction to the Company will be approximately $12.4 million. The net proceeds to the Company will be less if the average closing price per share for the 15 trading day period ending on the third trading day prior to the mailing date of a proxy statement to stockholders is less than $1.79 per share. The cash proceeds will be used to fund operations, including the expansion of our direct sales force, the initiation of an adhesion prevention clinical study in the United States, and for general corporate purposes. The proposed financing is expected to close in the quarter ended December 31, 2002, assuming stockholder approval, which is not assured.

     In December 2001, the Company changed its fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS excludes the effects of stock options as their effect is antidilutive for the periods presented.

2. Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market. Inventories are comprised of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$417	$861
Work-in-process	598	1,237
Finished goods	349	367

	$1,364	$2,465

3. Equity Investments

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company’s investment in equity securities which consists of an investment in Pharming, N.V.:

	June 30,	December 31,
	2002	2001

	(In thousands)
Cost	$—	$—
Gross unrealized gains	748	739

Estimated fair value	$748	$739

     The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s investments in equity securities were classified as available-for-sale at June 30, 2002 and December 31, 2001.

4. Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of related income tax, for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net loss	$(4,445)	$(1,773)	$(9,353)	$(4,784)
Increase (decrease) in unrealized gains on securities	142	(131)	9	1,318
Adjustment for realized gains, net	—	77	—	77
Adjustment for hedged item carrying amount for fair value hedge	—	(3,403)	—	(1,646)

Comprehensive income (loss)	$(4,303)	$(5,230)	$(9,344)	$(5,035)

5. Restructuring & Asset Impairment

     In November 2001, the Company announced and implemented a plan to redirect the focus of its resources on technology platforms specific to its first two products, CoStasis and CoSeal. Given its financial resources at that time, the Company concluded it could no longer continue to fund all existing research and development programs while building the sales and marketing infrastructure needed to support direct sales of CoSeal in the U.S. As a result, certain research and development activities were curtailed by December 31, 2001. The Company reduced its workforce by approximately 20%, or 17 employees, which affected primarily research and development personnel. The majority of affected employees were terminated as of that date, with certain employees having later termination dates through March 2002. Severance payments will be made over a specified period of time, not to exceed one year. The Company also incurred costs to shutdown a clinical trial, and certain fixed assets associated with curtailed R&D programs were identified as impaired. The Company reported a $640,000 charge for restructuring and other costs in the quarter ended December 31, 2001, which was comprised of $405,000 for restructuring costs ($385,000 for severance and related costs and $20,000 for other shutdown costs) and $235,000 for fixed asset writedowns. As of June 30, 2002, approximately $396,000 had been paid for severance and other related shutdown costs. All remaining restructuring payments were made in July 2002. The Company also began selling the impaired fixed assets in the March 2002 quarter, resulting in losses recognized totaling approximately $40,000 during the six months ended June 30, 2002, and expects to dispose of the remaining equipment by the end of calendar 2002.

6. NeuColl, Inc.

     In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® Bone Graft Matrix. Cohesion’s ownership interest in NeuColl is currently below 50% and as a result, the Company reports its share of NeuColl’s operating results under the equity method of accounting. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. In June 2002, the Company extended NeuColl a short-term bridge loan of $200,000, which may be converted into equity through exercise of the warrant. In addition to the loan, the Company’s receivable balance from NeuColl was approximately $4,017 and $4,000 as of June 30, 2002 and December 31, 2001, respectively, with no carrying value assigned to the investment.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this quarterly report and our transition report on Form 10-K for the six months ended December 31, 2001. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking. The words “may,” “will,” “could,” “should,” “continue,” “anticipates,” “projects,” “believes,” “expects,” “future,” “plans,” “might,” “intends,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include completion of our recently announced private placement of common stock, product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers of procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see “ — Additional Factors that Might Affect Future Results,” and “Business — Government Regulation” and “Business — Competition” in our transition report on Form 10-K for the six months ended December 31, 2001.

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

     Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, urologic, orthopedic and general surgery indications. We received a CE Mark for CoStasis in fiscal 1999 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical, a business unit of Tyco Healthcare Group and Tyco International (“U.S. Surgical/Tyco”), for the marketing and distribution of CoStasis. The U.S. Surgical/Tyco territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The CoStasis agreement originally granted U.S. Surgical exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoStasis product each calendar year. To date, U.S. Surgical/Tyco has failed to purchase sufficient CoStasis product to maintain exclusive distribution rights. In addition, U.S. Surgical/Tyco has thus far elected not to make a payment that would allow for the maintenance of exclusivity in the absence of meeting minimum product purchases. Accordingly, we are discussing potential modifications to our current agreements with U.S. Surgical/Tyco, including possible changes in territories, and the duration and financial terms of our agreements. In January 2002, we also began selling CoStasis through our own direct sales organization in the United States and are considering potential marketing and distribution agreements for CoStasis with other parties that might offer an opportunity to increase CoStasis sales to focused specialty groups of physicians.

     CoSeal Surgical Sealant, our second biosurgical product, is designed for sealing vascular grafts and other tissues and sites of incision and incision repair. In February 2000, we received a CE Mark for CoSeal, allowing product sales to commence in Europe. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. We filed a PMA application with the FDA for CoSeal in April 2001, received approval from the FDA in December 2001 to market CoSeal in the United States, and launched the product in the United States in January 2002 through our direct sales organization.

     In November 2001, we announced and implemented a restructuring program to redirect the focus of our resources on technology platforms specific to our first two products, CoStasis and CoSeal. Given our financial resources at that time, we could no longer continue to fund all existing research and development programs while building the sales and marketing infrastructure needed to support direct sales of CoSeal in the United States. As a result, certain research and development activities were curtailed by December 31, 2001, including our recombinant human collagen research program. On November 14, 2001, we reduced our workforce by approximately 20%, which affected primarily research and development personnel. We also incurred costs to shut down a clinical trial in Europe, and certain fixed assets associated with curtailed research and development programs were identified as impaired. In light of the redirected focus of our company, we expect our ongoing research and development resources will be allocated to primarily support our existing commercial products, CoStasis and CoSeal, to conduct limited clinical evaluations of our adhesion prevention barrier, and to continue low level activity on internal adhesives. Although we eliminated the majority of the internal research and development personnel involved in the recombinant programs, we have endeavored to retain essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding for this program become available.

     In December 2001, we changed our fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

Results of Operations

Three and Six Months Ended June 30, 2002 and 2001

     Revenues were $1.5 million and $0.9 million for the three months ended June 30, 2002 and 2001, respectively, and included other revenue of $95,000 and $112,000, respectively, related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Revenues for the six months ended June 30, 2002 and 2001 were $2.6 million and $1.7 million, respectively. Product sales were $1.4 million and $0.8 million for the three months ended June 30, 2002 and 2001, respectively. The increase in product sales was due primarily to U.S. sales of CoSeal, which was launched in January 2002. The increase of product sales to $2.4 million for the six months ended June 30, 2002 from $1.5 million for the comparable period in 2001, respectively, was also driven by CoSeal sales in the United States. A number of uncertainties exist surrounding the marketing and distribution of our products where a significant portion of distribution is through third party firms, such as U.S. Surgical/Tyco Healthcare. Our business and financial results could be adversely affected in the event that either we or these third party firms are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of product sales was 115% and 201% for the three months ended June 30, 2002 and 2001, respectively, and 138% and 228% for the six months ended June 30, 2002 and 2001, respectively. Gross margins continued to remain negative through the June 2002 quarter, but improved over the prior periods. The negative gross margins reflect a high level of fixed manufacturing costs that are relatively independent of sales volume in each of these periods.

     Research and development (“R&D”) expenses were $1.0 million and $2.2 million for the three months ended June 30, 2002 and 2001, respectively, and $2.2 million and $4.4 million for the six months ended June 30, 2002 and 2001, respectively. The R&D spending decrease from the prior year periods is primarily due to completion of the CoSeal clinical trial and a refocus on core programs, including the reduction in headcount as part of the November 2001 restructuring.

     Selling, general and administrative (“SG&A”) expenses were $3.4 million and $6.4 million for the three and six months ended June 30, 2002, respectively. SG&A spending in the comparable prior year periods were $2.0 million and $3.6 million, respectively. SG&A expenses increased primarily due to increases in sales and marketing resources to support direct sales efforts of CoStasis and CoSeal in the United States.

     Net realized gain on investments was $9,000 and $53,000 for the three and six months ended June 30, 2001 and represents the ineffective portion of the equity collar hedge.

     Interest income was $54,000 and $170,000 for the three months ended June 30, 2002 and 2001, respectively, and $128,000 and $430,000 for the six months ended June 30, 2002 and 2001, respectively. The decreases in both periods were due to lower interest rates and lower average cash balances in the current fiscal quarter.

     Interest expense of $40,000 and $56,000 for the three months ended June 30, 2002 and 2001, respectively, and $84,000 and $115,000 for the six months ended June 30, 2002 and 2001, respectively, was related to the capital lease obligation.

     We recorded no benefit for income taxes during the three and six months ended June 30, 2002. As a result of expected future operating losses, we do not expect to recover additional tax benefits until we reach profitability. For the three and six months ended June 30, 2001, we recorded a benefit for income taxes as we anticipated a refund for income taxes from the carryback of our fiscal year ended June 30, 2001 net loss.

Liquidity and Capital Resources

     At June 30, 2002, cash, cash equivalents and investments were $9.9 million compared to $17.5 million at December 31, 2001, including the carrying value of $0.7 million for Pharming common stock at both period ends. Net cash used in operating activities was $7.7 million for the six months ended June 30, 2002 compared to $8.2 million used in the same prior-year period.

     For the six months ended June 30, 2002, cash provided by investing activities of $0.5 million was primarily related to proceeds from the sale of restricted cash investments of $460,000 and from the sale of equipment of $153,000, offset by capital expenditures of $162,000. Currently, we anticipate that capital expenditures will not exceed $1.0 million in 2002. Net cash used in financing activities for the six months ended June 30, 2002 was approximately $0.4 million primarily due to payments for our capital lease obligation.

     Our principal sources of liquidity include cash and cash equivalents. In August 2001, one of our investments, Pharming N.V., filed for receivership. As a result, we recorded a $5.3 million loss, the cost basis of our Pharming common stock investment, for the writedown of this investment in the September 2001 quarter. Although our Pharming investment has a stated market value at June 30, 2002, it is uncertain at this time what the recoverable value will be, if any.

     In July 2002, we entered into an agreement, subject to stockholder approval, for a private placement of approximately 8.2 million shares of common stock and issued warrants to purchase up to an additional approximately 911,000 shares of common stock. The per share purchase price to be paid by the new investors will be the lower of (1) approximately $1.61, which represents a 10% discount to the 15-day average closing price of the common stock ending on July 19, 2002 (the third trading day prior to the date on which the Company entered into the definitive agreement) or (2) the 15-day average closing price of the common stock ending on the third trading day prior to the date on which the proxy statement is first mailed to the stockholders multiplied by 90%. Assuming a per share price of $1.61, the net proceeds of the transaction to us will be approximately $12.4 million. The net proceeds to us will be less if the average closing price per share for the 15 trading day period ending on the third trading day prior to the mailing date of a proxy statement to stockholders is less than $1.79 per share. The cash proceeds will be used to fund operations, including the expansion of our direct sales force, the initiation of an adhesion prevention clinical study in the United States, and for general corporate purposes. The proposed financing is expected to close in the quarter ended December 31, 2002, assuming stockholder approval, which is not assured.

     We believe that our current sources of liquidity, excluding the proposed private placement, should be adequate to fund our anticipated operating and capital expenditure requirements through at least the next six months. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

     In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of June 30, 2002, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the quarter ended June 30, 2002.

     In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® Bone Graft Matrix. Our ownership interest in NeuColl is currently below 50%; however, we hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. In June 2002, we extended NeuColl a short-term bridge loan of $200,000, which may be converted into equity through exercise of our warrant. There is no carrying value assigned to our investment.

Additional Factors That May Affect Future Results of Operations

     For a discussion of other risks and uncertainties involving our business, see “Business” in our transition report on Form 10-K for the six months ended December 31, 2001.

We have a history of operating losses and anticipate continued operating losses.

     Our operating losses have resulted primarily from expenses incurred in connection with research and development activities, including preclinical and clinical trials, development of manufacturing processes and general and administrative expenses, and we expect that these expenses may continue to increase for the foreseeable future, particularly in light of the anticipated increase in sales and marketing expenses related to the establishment and expansion of a sales organization in the United States and related infrastructure. Our ability to achieve and sustain operating profitability is highly dependent upon successfully developing sales and marketing capabilities for our products in Europe, the United States and other markets at appropriate selling prices and costs to manufacture. We cannot assure you that we will successfully manufacture, commercialize and market our products or that we will ever record significant product revenues or achieve operating profitability.

We may need to obtain additional financing to fund operations beyond our proposed private placement arrangement.

     We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through at least the next six months. In July 2002, we entered into an agreement, subject to stockholder approval, for a private placement of approximately 8.2 million shares of common stock and issued warrants to purchase up to an additional approximately 911,000 shares of common stock. The per share purchase price to be paid by the new investors will be the lower of (1) approximately $1.61, which represents a 10% discount to the 15-day average closing price of the common stock ending on July 19, 2002 (the third trading day prior to the date on which the Company entered into the definitive agreement) or (2) the 15-day average closing price of the common stock ending on the third trading day prior to the date on which the proxy statement is first mailed to the stockholders multiplied by 90%. Assuming a per share price of $1.61, the net proceeds of the transaction to us will be approximately $12.4 million. The net proceeds to us will be less if the average closing price per share for the 15 trading day period ending on the third trading day prior to the mailing date of a proxy statement to stockholders is less than $1.79 per share. The proposed financing is expected to close in the quarter ended December 31, 2002, assuming stockholder approval, which is not assured. We may still require additional financing which may not be available on acceptable terms or at all. If we cannot raise necessary additional capital on acceptable terms, we may have to significantly reduce our expenses and may not be able to effectively market our products, continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would adversely affect our prospects, business, financial condition and results of operations.

     Additional capital raised through the issuance of equity securities, including in connection with the proposed private placement, will decrease the percentage ownership of our existing stockholders, and existing stockholders will experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. Any debt financing, if available, used to raise additional capital may involve covenants limiting or restricting our operations or future opportunities.

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

     Except for CoStasis, CoSeal, and our line of collagen-based materials for research applications, (“Intermediate Products”), our other products are in research or preclinical or clinical development and are not currently generating revenue. The development and commercialization of new products is highly uncertain, as is the timing associated with these activities. Potential products that may appear to be promising may not reach the market for a number of reasons, including the possibilities that the potential products will be found to be ineffective or to cause harmful side effects during preclinical testing or clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a commercial scale, will be uneconomical, will fail to achieve market acceptance or will be precluded from commercialization by the proprietary rights of third parties. We cannot assure you that any of our development programs will be successfully completed, or that clinical trials will generate anticipated results or will commence or be completed as planned. Additionally, we cannot assure you that we will be able to obtain additional CE Marks in Europe, on a timely basis, if at all, or that any PMA application submitted by us will be accepted or ultimately approved by the FDA on a timely basis, if at all, or that any products for which approval is obtained will be commercially successful. If any of our development programs are not successfully completed in a timely fashion, required regulatory approvals are not obtained in a timely fashion, or products for which approvals are obtained are not commercially successful, our prospects, business, financial condition and results of operations will be materially and adversely affected.

We operate in an intense competitive environment.

     We compete with a number of domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Cryolife, Inc., Genzyme Biosurgery, which recently acquired Focal, Inc., and Baxter Healthcare Corporation, which recently acquired Fusion Medical Technologies, Inc. In the United States, there are several additional biosurgery products under development by these companies, as well as the American Red Cross and Haemacure Corporation. Additionally, several companies and institutions are engaged in the development of collagen-based or hydrophilic polymer-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs, such as a next generation adhesion prevention barrier. We believe such a product, if marketed commercially, will offer advantageous benefits in terms of performance and deliverability compared to currently marketed adhesion prevention products, and would compete with products from Genzyme Biosurgery, Lifecore Biomedical and Confluent Surgical, among others.

     Many of our competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales, and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those that have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our prospects, business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to, or competitive with, our current or planned product portfolio. We also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on our prospects, business, our financial condition and results of operations.

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

PART II. OTHER INFORMATION

COHESION TECHNOLOGIES, INC.

Item 1. Legal Proceedings

On December 19, 2000, we filed a Complaint against Fusion Medical Technologies, Inc. in the Northern District of California, claiming that Fusion Medical Technologies, Inc. infringed U.S. Patent Nos. 6,110,484 and No. 6,277,394. The Court held a claim construction hearing on March 25, 2002 and the Court issued a claim construction order on April 1, 2002. Although the Court adopted most of our proposed constructions, portions of the Court’s construction required a holding that Fusion’s FloSeal product did not infringe either patent. Cohesion and Fusion, who was recently acquired by Baxter International, Inc., entered into a Stipulation and Judgment on April 11, 2002 of non-infringement based upon the Court’s Claim Construction Order. On May 31, 2002, the parties agreed to terms of a settlement, resulting in our agreeing to drop our appeal while continuing to retain all rights to the two patents. No cash payments were made by either company.

Item 6. Exhibits and Reports on Form 8-K

A.	Reports on Form 8-K

None

B.	Exhibits

Exhibit 10.1	Research and License Agreement between Zycos, Inc. and Cohesion Technologies, Inc. (Confidential treatment requested.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHESION TECHNOLOGIES, INC.

Dated: August 14, 2002	/s/ Sharon Kokubun Sharon Kokubun Vice President, Finance and Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Research and License Agreement between Zycos, Inc. and Cohesion Technologies, Inc. (Confidential treatment requested.)