Form 10-Q
period 2002-09-30
COHESION TECHNOLOGIES INC
filed 2002-11-14
CIK 1059574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to ______________

Commission file number: 000-24103

COHESION TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3274368
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2002, the Registrant had 9,485,779 shares of common stock outstanding, exclusive of 515,100 shares held by the Registrant as treasury stock.

COHESION TECHNOLOGIES, INC.

FORM 10-Q

INDEX

		Page No.

PART I.	Financial Information

Item 1.	Financial Statements (unaudited):

	Condensed Balance Sheets — September 30, 2002 and December 31, 2001	3

	Condensed Statements of Operations — Three and nine months ended September 30, 2002 and 2001	4

	Condensed Statements of Cash Flows — Nine months ended September 30, 2002 and 2001	5

	Notes to Condensed Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	Other Information

Item 1.	Legal Proceedings	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

Certifications		20-21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COHESION TECHNOLOGIES, INC.

CONDENSED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001*

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,844	$16,765
Accounts receivable, net	940	640
Inventories	1,028	2,465
Other current assets	1,998	2,061

Total current assets	8,810	21,931
Property and equipment, net	3,103	4,304
Investment in equity securities	823	739
Other assets	1,411	1,866

	$14,147	$28,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$611
Accrued compensation	864	980
Accrued liabilities	2,235	2,214
Deferred revenue	380	380
Income taxes payable	650	650
Current portion of capital lease obligation	898	899

Total current liabilities	5,397	5,734
Long-term liabilities:
Obligation under capital lease	632	1,299
Deferred revenue	605	889
Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	22,717	21,737
Retained earnings (accumulated deficit)	(14,063)	406
Accumulated other comprehensive income	823	739
Treasury stock, at cost	(1,974)	(1,974)

Total stockholders’ equity	7,513	20,918

	$14,147	$28,840

     The accompanying notes to condensed financial statements are an integral part of these statements.

*	Amounts derived from audited financial statements at the date indicated.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Product sales	$1,765	$684	$4,192	$2,195
Other revenue	94	95	284	294

	1,859	779	4,476	2,489
Costs and expenses:
Cost of sales	1,495	1,550	4,856	5,005
Research and development	981	2,731	3,200	7,157
Selling, general and administrative (a)	4,511	2,583	10,945	6,195

Total costs and expenses	6,987	6,864	19,001	18,357

Loss from operations	(5,128)	(6,085)	(14,525)	(15,868)
Other income (expense):
Gains on investments, net	—	16,032	—	16,085
Investment impairment	—	(5,293)	—	(5,293)
Interest income	48	184	176	614
Interest expense	(36)	(52)	(120)	(167)

Income (loss) before income taxes	(5,116)	4,786	(14,469)	(4,629)
Provision (benefit) for income taxes	—	1,330	—	(3,301)

Net income (loss)	$(5,116)	$3,456	$(14,469)	$(1,328)

Net income (loss) per common share — basic and diluted	$(0.54)	$0.37	$(1.53)	$(0.14)

Weighted average shares outstanding — basic and diluted	9,479	9,423	9,462	9,421

(a)	Operating loss for the September 2002 quarter includes approximately $1.9 million of financing costs associated with a cancelled private placement of common stock.

     The accompanying notes to condensed financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(14,469)	$(1,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,106	1,324
Net gain on sale of property and equipment	(20)	55
Stock-based compensation related to cancelled private placement	902	—
Gain on investments, net	—	(10,792)
Deferred revenue	(284)	613
Decrease (increase) in assets:
Accounts receivable	(300)	(16)
Inventories	1,436	944
Other	161	(950)
Increase (decrease) in liabilities:
Accounts payable, accrued liabilities and other	(338)	(2,721)

Net cash used in operating activities	(11,806)	(12,871)
Cash flows from investing activities:
Proceeds on maturity of equity collars	—	2,546
Proceeds from sale of investments	—	13,697
Proceeds on from sale of restricted cash investments	466	818
Proceeds from sale of property and equipment	153	136
Expenditures for property and equipment	(142)	(509)

Net cash provided by investing activities	477	16,688
Cash flows from financing activities:
Proceeds from exercise of stock option and stock purchase plans	77	389
Payment of capital lease obligation	(669)	(669)

Net cash used in financing activities	(592)	(280)
Net decrease in cash and cash equivalents	(11,921)	3,537
Cash and cash equivalents at beginning of period	16,765	15,271

Cash and cash equivalents at end of period	$4,844	$18,808

     The accompanying notes to condensed financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Summary of Significant Accounting Policies

   Basis of Presentation

     The condensed balance sheet as of September 30, 2002, the condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, and the condensed statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations, and cash flows at September 30, 2002 and for all periods presented. Interim results are not necessarily indicative of results for a full fiscal year. The condensed balance sheet as of December 31, 2001 has been derived from the audited consolidated financial statements at that date.

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

     The financial statements have been prepared on a going concern basis. The Company has historically incurred annual operating losses that are in excess of its current financial resources. The trend of operating losses raises substantial doubt regarding the Company’s ability to continue as a going concern, as indicated in our independent auditor’s report in our Transition Report on Form 10-K for the period ended December 31, 2001. Management anticipates that the December 2001 FDA approval of the Company’s CoSeal product will contribute to increased revenues during 2002. Management expects this anticipated increase in revenues to have a positive impact on gross margins and reduce the operating loss, as compared to prior periods. For the nine months ended September 30, 2002, the Company’s revenues increased 80% and the operating loss decreased 8% as compared to the comparable period in 2001. In addition, management implemented restructuring plans during 2001 that are expected to reduce primarily research and development expenses from historical levels. For the nine months ended September 30, 2002, the Company’s research and development expenses decreased 55% as compared to the comparable period in 2001. The decrease in research and development expenses is expected to be offset by increases in sales and marketing expenses as the Company continues to build a direct sales force. Based upon these anticipated improvements in operating results, management believes that the Company’s existing financial resources are sufficient to meet its operating requirements through at least December 31, 2002. However, during this period and thereafter, the Company will require financing and intends to maintain liquidity through public or private equity financing, borrowings, merger or acquisition, or other arrangements.

     On September 27, 2002, the Company entered into an agreement with Angiotech Pharmaceuticals, Inc. (“Angiotech”) for Angiotech to acquire Cohesion in an all stock merger transaction. The purchase price is approximately $42.0 million (including in the money options and warrants), or approximately $4.05 per common share of Cohesion, subject to adjustment by a ‘collar’ provision with respect to the trading price of Angiotech’s shares. The transaction is expected to close during the first quarter of 2003, subject to stockholder approval and other customary closing conditions. In connection with entering into the agreement with Angiotech, the Company terminated an agreement entered into in July 2002 for a private placement of its common stock and recorded a nonrecurring charge of $1.9 million, which is included in selling, general and administrative expenses during the three and nine months ended September 30, 2002.

Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS excludes the effects of stock options as their effect is antidilutive for the periods presented.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board, or FASB, issued FAS 141 on Business Combinations and FAS 142 on Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under the new rules, goodwill will no longer be amortized but will be subject to an impairment test at least annually. Separately identified and recognized intangible assets resulting from business combinations completed before July 1, 2001 that do not meet the new criteria for separate recognition of intangible assets will be subsumed in goodwill upon adoption. FAS 141 specifically identified assembled workforce as an intangible asset that is not to be recognized apart from goodwill. Other intangible assets that meet the new criteria will continue to be amortized over their useful lives. We have not been a party to a business combination that resulted in the recognition of goodwill or other intangible assets. Accordingly, the adoption of FAS 141 and 142 on January 1, 2002 did not have an impact on our financial position.

2. Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis, which approximates average cost, or market. Work-in-process includes inventory stored at a stage preceeding final assembly and packaging. Inventories are comprised of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Raw materials	$410	$861
Work-in-process	451	1,237
Finished goods	167	367

	$1,028	$2,465

3. Equity Investments

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company’s investment in equity securities which consists of an investment in Pharming, N.V.:

	September 30,	December 31,
	2002	2001

	(In thousands)
Cost	$—	$—
Gross unrealized gains	823	739

Estimated fair value	$823	$739

The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s investments in equity securities were classified as available-for-sale at September 30, 2002 and December 31, 2001.

4. Comprehensive Income (Loss)

     The components of comprehensive income (loss), net of related income tax, for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(5,116)	$3,456	$(14,469)	$(1,328)
Increase in unrealized gains on securities	75	—	84	1,318
Adjustment for realized gains, net	—	(8,548)	—	(8,471)
Adjustment for hedged item carrying amount for fair value hedge	—	—	—	(1,646)

Comprehensive income (loss)	$(5,041)	$(5,092)	$(14,385)	$(10,127)

5. Restructuring & Asset Impairment

     In November 2001, the Company announced and implemented a plan to redirect the focus of its resources on technology platforms specific to its first two products, CoStasis and CoSeal. Given its financial resources at that time, the Company concluded it could no longer continue to fund all existing research and development programs while building the sales and marketing infrastructure needed to support direct sales of CoSeal in the U.S. As a result, certain research and development activities were curtailed by December 31, 2001. The Company reduced its workforce by approximately 20%, or 17 employees, which affected primarily research and development personnel. The majority of affected employees were terminated as of that date, except for three employees having later termination dates through March 2002. Severance payments were made over a specified period of time, not to exceed one year. The Company also incurred costs to shutdown a clinical trial, and identified certain fixed assets associated with curtailed R&D programs as impaired. The Company reported a $640,000 charge for restructuring and other costs in the quarter ended December 31, 2001, which was comprised of $385,000 for severance and related costs, $21,000 for clinical trial shutdown costs and $235,000 for fixed asset writedowns. As a result of the restructuring activities for the curtailed programs, the Company expects to reduce annual research and development and administrative expenses by approximately $1.5 million during 2002, which is expected be more than offset by increases in sales expenditures required to build internal direct sales capabilities.

     As of September 30, 2002, all employees subject to the restructuring plan were terminated and all related payments made. In the March 2002 quarter, the Company also commenced sales of impaired fixed assets, which were classified as held for disposal. The carrying amount of the impaired fixed assets was $-0- as of September 30, 2002 and $14,000 as of December 31, 2001. For the three and nine months ended September 30, 2002, there were $-0- adjustments reflecting revisions in estimates of fair value less cost to sell. The year-to-date gain on sale of the impaired assets recognized on the condensed statement of operations is $77,000. The Company expects to dispose of the remaining equipment by the end of calendar 2002.

6. NeuColl, Inc.

     In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® Bone Graft Matrix. Cohesion’s ownership interest in NeuColl is currently below 50% and as a result, the Company reports its share of NeuColl’s operating results under the equity method of accounting. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. In June 2002, the Company extended NeuColl a short-term bridge loan of $200,000, which may be converted into equity through exercise of the warrant. For the three months ended September 30, 2002, NeuColl reported profitable operations. In addition to the loan, the Company’s receivable balance from NeuColl was approximately $4,005 and $4,000 as of September 30, 2002 and December 31, 2001, respectively, with no carrying value assigned to the equity investment.

7. Warrant

     In connection with a cancelled financing arrangement, the Company issued a warrant for approximately 911,000 shares of common stock with an exercise price of $1.61, which is exercisable through September 2007. The fair value of the warrant, approximately $902,000 determined using the Black-Scholes valuation model, was charged to operations as a result of the cancellation of the financing.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this quarterly report and our transition report on Form 10-K for the six months ended December 31, 2001. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking. The words “may,” “will,” “could,” “should,” “continue,” “anticipates,” “projects,” “believes,” “expects,” “future,” “plans,” “might,” “intends,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include completion of our recently announced agreement to be acquired by Angiotech Pharmaceuticals, Inc. and the impact of the acquisition on our operations, product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, the ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers of procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us or others, introduction of competitive products, delays by regulatory authorities, including approvals from the FDA, and potential disruption that may result from the pending merger. For a more detailed discussion of these and other business risks, see “ — Additional Factors that Might Affect Future Results,” and “Business — Government Regulation” and “Business — Competition” in our transition report on Form 10-K for the six months ended December 31, 2001.

     We are focused on developing and commercializing proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration, which can increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. Our products and programs are based on a platform of proprietary technologies centered around collagen and hydrophilic polymers that quickly polymerize in-vivo and bind to tissue. We have also previously conducted research programs in recombinant human collagen and thrombin, with the ultimate goal of developing recombinant sources of human collagen and thrombin, but have curtailed activities in this area as described below.

     Hemostatic devices are used to control bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis Surgical Hemostat, our hemostatic product, is designed for use in cardiovascular, urologic, orthopedic and general surgery indications. We received a CE Mark for CoStasis in September 1998 and received FDA approval in June 2000 to market the product in the United States. In November 1999, we announced an agreement with U.S. Surgical, a business unit of Tyco Healthcare Group and Tyco International (“U.S. Surgical/Tyco”), for the marketing and distribution of CoStasis. The U.S. Surgical/Tyco territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The CoStasis agreement originally granted U.S. Surgical exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoStasis product each calendar year. To date, U.S. Surgical/Tyco has failed to purchase sufficient CoStasis product to maintain exclusive distribution rights and has thus far elected not to make a payment that would allow for the maintenance of exclusivity in the absence of meeting minimum product purchases. In January 2002, we also began selling CoStasis through our own direct sales organization in the United States and are considering potential marketing and distribution agreements for CoStasis with other parties that might offer an opportunity to increase CoStasis sales to focused specialty groups of physicians.

     CoSeal Surgical Sealant, our second biosurgical product, is designed for sealing vascular grafts and other tissues and sites of incision and incision repair. In February 2000, we received a CE Mark for CoSeal, allowing product sales to commence in Europe. CoSeal is currently being sold outside of the U.S. through distributors, including Tyco Healthcare Group and other specialty distributors. As with CoStasis, the CoSeal agreement granted Tyco Healthcare Group exclusive distribution rights in assigned territories requiring minimum aggregate purchases of CoSeal product each fiscal year; however, to date, the minimum purchases have not been met and Tyco has elected not to make a payment that would allow for the maintenance of exclusivity. We filed a PMA application with the FDA for CoSeal in April 2001, received approval from the FDA in December 2001 to market CoSeal in the United States, and launched the product in the United States in January 2002 through our direct sales organization.

     In November 2001, we announced and implemented a restructuring program to redirect the focus of our resources on technology platforms specific to our first two products, CoStasis and CoSeal. Given our financial resources at that time, we could no longer continue to fund all existing research and development programs while building the sales and marketing infrastructure needed to support direct sales of CoSeal in the United States. As a result, certain research and development activities were curtailed by December 31, 2001, including our recombinant human collagen research program. On November 14, 2001, we reduced our workforce by approximately 20%, which affected primarily research and development personnel. We also incurred costs to shut down a clinical trial in Europe, and identified certain fixed assets associated with curtailed R&D programs as impaired. In light of the redirected focus of our company, we expect our ongoing research and development resources will be allocated to primarily support our existing commercial products, CoStasis and CoSeal, to conduct limited clinical evaluations of our adhesion prevention barrier, and to continue low level activity on internal adhesives. Although we eliminated the majority of the internal research and development personnel involved in the recombinant programs, we have endeavored to retain essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding for this program become available.

     In December 2001, we changed our fiscal year end from June 30 to December 31, effective with the six months ended December 31, 2001.

     On September 27, 2002, we entered into an agreement with Angiotech Pharmaceuticals, Inc. for Angiotech to acquire Cohesion in an all stock merger transaction. The purchase price is approximately $42.0 million (including in the money options and warrants), or approximately $4.05 per common share of Cohesion, subject to adjustment by a ‘collar’ provision with respect to the trading price of Angiotech’s shares. The transaction is expected to close during the first quarter of 2003, subject to stockholder approval and other customary closing conditions.

Results of Operations

Three and Nine Months Ended September 30, 2002 and 2001

     Revenues were $1.9 million and $0.8 million for the three months ended September 30, 2002 and 2001, respectively, including other revenue of $94,000 and $95,000, respectively, which related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Revenues for the nine months ended

September 30, 2002 and 2001 were $4.5 million and $2.5 million, respectively. Product sales were $1.8 million and $0.7 million for the three months ended September 30, 2002 and 2001, respectively. The increase in product sales was due primarily to U.S. sales of CoSeal, which was launched in the United States in January 2002. The increase of product sales to $4.2 million for the nine months ended September 30, 2002 from $2.2 million for the comparable period in 2001 was also driven by increases in CoSeal sales in the United States. A number of uncertainties exist surrounding the marketing and distribution of our products where a significant portion of distribution is through third party firms, such as U.S. Surgical/Tyco Healthcare. Our business and financial results could be adversely affected in the event that either we or these third party firms are unable to market the products effectively, anticipate customer demand accurately, or effectively manage industry-wide pricing and cost containment pressures in health care.

     Cost of sales as a percentage of product sales was 85% and 227% for the three months ended September 30, 2002 and 2001, respectively, and 116% and 228% for the nine months ended September 30, 2002 and 2001, respectively. We reported positive gross margins for the quarter ended September 30, 2002 as we reached the point where sales levels began to cover our fixed manufacturing costs. The negative gross margins prior to the current quarter reflect a high level of fixed manufacturing costs that are relatively independent of sales volume in each of these periods.

     Research and development (“R&D”) expenses were $1.0 million and $2.7 million for the three months ended September 30, 2002 and 2001, respectively, and $3.2 million and $7.2 million for the nine months ended September 30, 2002 and 2001, respectively. The R&D spending decrease from the prior year periods is primarily due to completion of the CoSeal clinical trial and a refocus on core programs, including the reduction in headcount as part of the November 2001 restructuring.

     Selling, general and administrative (“SG&A”) expenses were $4.5 million and $10.9 million for the three and nine months ended September 30, 2002, respectively, and included $1.9 million of financing costs associated with a cancelled private placement of common stock. Excluding these financing costs, SG&A spending for the three months ended September 30, 2002 was flat compared to $2.6 million in the prior year quarter, which included $0.4 million of severance costs that were offset by $0.6 million of higher spending primarily for the buildup of a direct sales force. SG&A spending for the nine months ended September 30, 2002 increased $2.8 million over the comparable prior year period, excluding the financing cost, primarily due to the buildup of our sales and marketing infrastructure to support direct sales of our products in the U.S.

     Net realized gain on investments was $16.0 million and $16.1 million for the three and nine months ended September 30, 2001, respectively, which is primarily due to the sale of Boston Scientific common stock. Investment impairment of $5.3 million in the prior year periods was related to the writedown of our investment in Pharming, N.V.

     Interest income was $48,000 and $184,000 for the three months ended September 30, 2002 and 2001, respectively, and $176,000 and $614,000 for the nine months ended September 30, 2002 and 2001, respectively. The decreases in both periods were due to lower interest rates and lower average cash balances in the current year periods.

     Interest expense of $36,000 and $52,000 for the three months ended September 30, 2002 and 2001, respectively, and $120,000 and $167,000 for the nine months ended September 30, 2002 and 2001, respectively, was related to the capital lease obligation.

     We recorded no benefit for income taxes during the three and nine months ended September 30, 2002 and a $1.3 million provision for income taxes during the three months ended September 30, 2001 for the write off of deferred tax assets. As a result of expected future operating losses, we do not expect to recover additional tax benefits until we reach profitability. The $3.3 million benefit for income taxes for the nine months ended September 30, 2001 included a partial benefit for an anticipated refund for income taxes from the carryback of our fiscal year ended June 30, 2001 net loss.

Liquidity and Capital Resources

     At September 30, 2002, cash, cash equivalents and investments were $5.7 million compared to $17.5 million at December 31, 2001, including the carrying value of $0.8 million and $0.7 million at period end, respectively, for Pharming common stock. Net cash used in operating activities was $11.8 million for the nine months ended September 30, 2002, compared to $12.9 million used in the same prior-year period. For the nine months ended September 30, 2002, inventories decreased by $1.4 million primarily due to more effective management of inventory at current year sales levels.

     For the nine months ended September 30, 2002, cash provided by investing activities of $0.5 million was primarily related to proceeds from the sale of restricted cash investments of $466,000 and from the sale of equipment of $153,000, offset by capital expenditures of $142,000. Currently, we anticipate that capital expenditures will not exceed $0.5 million in 2002. Net cash used in financing activities for the nine months ended September 30, 2002 was approximately $0.6 million primarily due to payments for our capital lease obligation.

     Our principal sources of liquidity include cash and cash equivalents. In August 2001, one of our investments, Pharming N.V., filed for receivership. As a result, we recorded a $5.3 million loss, the cost basis of our Pharming common stock investment, for the writedown of this investment in the September 2001 quarter. Although our Pharming investment has a stated market value at September 30, 2002, it is uncertain at this time what the recoverable value will be.

     On September 27, 2002, we entered into an agreement with Angiotech Pharmaceuticals, Inc., for Angiotech to acquire Cohesion in an all stock merger transaction. The purchase price is approximately $42.0 million (including in the money options and warrants), or approximately $4.05 per common share of Cohesion, subject to adjustment by a ‘collar’ provision with respect to the trading price of Angiotech’s shares. The transaction is expected to close during the first quarter of 2003, subject to stockholder approval and other customary closing conditions.

     We believe that our current sources of liquidity, excluding the proposed merger transaction, should be adequate to fund our anticipated operating and capital expenditure requirements through at least December 31, 2002. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. If the proposed merger transaction with Angiotech is not completed on the currently anticipated schedule or at all, we will need to obtain financing on an expedited basis, which may not be available to us on acceptable terms, if at all.

     In September 1998, our Board of Directors approved a stock repurchase program to buy back up to 1.0 million shares of common stock at a price of up to $4.25 per share. As of September 30, 2002, we had repurchased 515,100 shares of our common stock under this program, none of which were repurchased in the quarter ended September 30, 2002.

     In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® Bone Graft Matrix. Our ownership interest in NeuColl is currently below 50%; however, we hold a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. In June 2002, we extended NeuColl a short-term bridge loan of $200,000, which may be converted into equity through exercise of our warrant. There is no carrying value assigned to our equity investment in NeuColl.

Additional Factors That May Affect Future Results of Operations

     For a discussion of other risks and uncertainties involving our business, see “Business” in our transition report on Form 10-K for the six months ended December 31, 2001.

We will need to obtain financing to fund operations if the proposed merger with Angiotech is not approved by our stockholders.

     We believe that our current sources of liquidity should be adequate to fund our anticipated capital requirements through at least December 31, 2002. On September 27, 2002, we entered into an agreement with Angiotech Pharmaceuticals, Inc., for Angiotech to acquire Cohesion in an all stock merger transaction. The purchase price is approximately $42.0 million (including in the money options and warrants), or approximately $4.05 per common share of Cohesion, subject to adjustment by a ‘collar’ provision with respect to the trading price of Angiotech’s shares. The transaction is expected to close during the first quarter of 2003, subject to stockholder approval and other customary closing conditions. We cannot assure you that the merger will be completed on the anticipated schedule or at all. If the merger is not completed on the anticipated schedule, we will have severe liquidity problems and will need to obtain financing on an expedited basis that may not be available on acceptable terms or at all. If we cannot raise the necessary capital on acceptable terms, we will have to significantly reduce our expenses and may not be able to effectively market our products, continue our clinical research and product development programs, achieve targeted sales levels, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which would adversely affect our prospects, business, financial condition and results of operations.

     Additional capital raised through the issuance of equity securities will decrease the percentage ownership of our existing stockholders, and existing stockholders will experience dilution in net book value per share, or these equity securities may have rights, preferences or privileges senior to those of the holders of our outstanding common stock. Any debt financing, if available, used to raise additional capital may involve covenants limiting or restricting our operations or future opportunities.

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

     We anticipate that for the foreseeable future we will continue to be primarily dependent on a small number of customers for our revenues. We currently are largely dependent on U.S. Surgical/Tyco Healthcare Group for the distribution of CoStasis in the United States, and CoSeal in the majority of international countries. Sales to U.S. Surgical/Tyco Healthcare Group comprised approximately 75% of product sales during fiscal year 2001 and the six months ended December 31, 2001. While we have recently implemented a direct selling organization in the United States focused primarily on

CoSeal, we anticipate that U.S. Surgical will continue to sell CoStasis in the United States. The loss of U.S. Surgical, Tyco Healthcare, or one or more of our other significant customers, for any reason, or reduced orders from our significant customers without replacement customers or orders would significantly reduce our revenues and adversely affect our ability to achieve operating profitability.

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

     We compete with a number of domestic and foreign medical device, pharmaceutical and biopharmaceutical companies and organizations across each of our product categories and areas in which we are conducting research and development activities. In the hemostatic and biosealant areas in the United States, we face strong competition from existing methodologies for controlling bleeding and sealing wounds resulting from surgery, such as hemostatic powders and sponges, collagen-based hemostats and traditional sutures and staples marketed by companies such as Ethicon, Inc. and Tyco Healthcare Group. In addition, Baxter Healthcare Corporation is the largest seller of fibrin sealant products in the United States and Europe. We also face competition from more recent products and technologies, including those developed by Cryolife, Inc., Genzyme Biosurgery, which acquired Focal, Inc., and Baxter Healthcare Corporation, which acquired Fusion Medical Technologies, Inc. In the United States, there are several additional biosurgery products under development by these companies, as well as the American Red Cross and Haemacure Corporation. Additionally, several companies and institutions are engaged in the development of collagen-based or hydrophilic polymer-based materials, techniques, procedures and products for use in medical applications we anticipate addressing with our current and proposed products and research programs, such as a next generation adhesion prevention barrier. We believe such a product, if marketed commercially, will offer advantageous benefits in terms of performance and deliverability compared to currently marketed adhesion prevention products, and would compete with products from Genzyme Biosurgery, Lifecore Biomedical and Confluent Surgical, among others.

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

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective.

     There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION

COHESION TECHNOLOGIES, INC.

Item I. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

A.	Reports on Form 8-K

Current Report on Form 8-K dated July 24, 2002 disclosing under Item 5 the Common Stock Purchase Agreement to sell shares of common stock to certain investors in a private placement transaction.

Current Report on Form 8-K dated August 14, 2002 filing the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 to accompany the Form 10-Q for the quarter ended June 30, 2002.

Current Report on Form 8-K dated September 27, 2002 disclosing the proposed merger between Angiotech Pharmaceuticals, Inc. and Cohesion Technologies, Inc.

B.	Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COHESION TECHNOLOGIES, INC.

Dated: November 14, 2002	/s/ Sharon Kokubun Sharon Kokubun Vice President, Finance and Controller (Principal Accounting Officer)

CERTIFICATION

I, William Mavity, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cohesion Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ William Mavity William Mavity Chief Executive Officer, President & Director

CERTIFICATION

I, Sharon Kokubun, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cohesion Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	/s/ Sharon Kokubun Sharon Kokubun Vice President, Finance and Controller (Principal Accounting Officer)