Form 10-KT/A
period 2001-12-31
COHESION TECHNOLOGIES INC
filed 2002-12-11
CIK 1059574

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

(Mark One)
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from July 1, 2001 to December 31, 2001

Commission file number: 000-24103

COHESION TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3274368 (I.R.S. Employer Identification No.)

2500 Faber Place, Palo Alto, CA 94303
(Address of Principal Executive Offices, including Zip Code)

Registrant’s telephone number, including area code: (650) 320-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the common stock on February 28, 2002 on The Nasdaq Stock Market, was approximately $24,538,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2002, the registrant had 9,456,905 shares of common stock outstanding.

EXPLANATORY NOTE

     Following the review of the Preliminary Proxy of Cohesion Technologies, Inc. by the Staff of the Securities and Exchange Commission, this Amendment (the “Amendment”) to the Company’s Transition Report on Form 10-K for the six months ended December 31, 2001 (the “Form 10-K”) is being filed to include additional disclosure and make certain other textual changes to the Company’s Item 1 (“Business”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the Financial Statements and Notes to Financial Statements, and Supplementary Quarterly Financial Data. The Amendment contains no other changes to the Form 10-K.

     The following information should be read in conjunction with our consolidated financial statements and the related notes. This transition report on Form 10-K, and in particular the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events or our future performance that involve certain risks and uncertainties including those discussed in the section “Additional Factors that Might Affect Future Results.” In this transition report on Form 10-K, the words “may,” “will,” “could,” “should,” “continue,” “anticipates,” “projects,” “believes,” “expects,” “future,” “plans,” “might,” “intends,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. Actual events or our actual future results may differ materially from any forward-looking statements because of these risks and uncertainties. We do not assume any obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements, which reflect management’s analysis only as of the date of this transition report on Form 10-K.

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

     We are focused on developing and commercializing proprietary biosurgical products used by physicians to facilitate their performance of surgical procedures, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. These products increase the effectiveness of, and minimize complications following, open and minimally invasive surgeries. Hemostatic devices are used to stop bleeding during surgeries. Bleeding must be controlled to ensure effective closure of surgical wounds and to avoid serious or life-threatening complications, including blood loss, tissue damage, infection and excessive scarring. CoStasis® Surgical Hemostat, our first biosurgical product, is designed for use in cardiovascular, orthopedic, urologic and general surgery indications. We received European Community certification, sometimes referred to in this transition report as a CE Mark, for CoStasis in fiscal 1999, and in June 2000, we received approval from the Food and Drug Administration, or FDA, to market CoStasis in the United States. CoSeal™ Surgical Sealant, our second biosurgical product, is a biosealant designed for sealing vascular grafts and other tissues and sites of incision. We received our CE Mark in February 2000 for CoSeal and filed our pre-market approval application with the FDA in April 2001. We received approval from the FDA to market CoSeal in the United States in December 2001 and launched the product in January 2002.

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

     During most surgical procedures, which entail damage to the blood vessels and the interruption of the body’s natural tissue barriers, bleeding is inevitable, but the degree to which bleeding constitutes a threat to the well-being of the patient depends on the degree of intervention and the tissues involved. The ability to control bleeding and the subsequent repair of tissues and systems containing fluids, such as the blood vessels, heart, bladder and bowel, are essential, as the consequences of uncontrolled bleeding and fluid leakage can be catastrophic. In a typical cardiovascular surgical procedure, for example, the surgeon first attempts to control bleeding from major blood vessels and the attendant pulsating blood loss by tying off or cauterizing the vessels. However, it is typically more difficult to control diffuse bleeding from multiple veins and capillaries, which are too numerous to close individually. This diffuse bleeding is time-consuming to control with currently available products and limits the surgeon’s ability to close the patient at the end of a procedure. Surgeons must also close wounds created by the trauma of surgery and seal the surgical site to prevent the leakage of fluids, air or waste. Effective sealing of organs and tissues during surgery is a critical factor in the ultimate success of a surgical procedure. Ineffective sealing can result in life-threatening complications such as blood loss and leakage of air or waste, higher levels of pain, prolonged hospitalization and a higher mortality rate. As a result of these considerations, surgeons have increasingly sought improved technologies for both bleeding control and tissue sealing.

CoStasis Surgical Hemostat

     Our first commercial biosurgical product is CoStasis Surgical Hemostat. CoStasis is a sprayable liquid hemostat designed for use in surgical procedures to control bleeding from capillaries and small veins. Composed of a sterile suspension of bovine collagen and bovine thrombin in calcium chloride, CoStasis is applied to the bleeding site along with the patient’s own plasma. The pre-mixed, ready-to-use collagen/thrombin suspension is supplied in one syringe and is mixed with the patient’s plasma from a second syringe at the time of administration to the bleeding site. The patient’s plasma provides the source of fibrinogen, a protein that in the presence of collagen/thrombin, forms a collagen-reinforced fibrin clot that rapidly stops bleeding.

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

     We have also developed a patented system, called the CellPaker® plasma collection device, designed to quickly and sterilely separate the patient’s blood into plasma in the operating room for use in conjunction with

CoStasis. The CellPaker is a single-use device packaged separately from CoStasis that makes it relatively easy to obtain the patient’s plasma upon entry into surgery. Unlike competitive products, which generally require a large amount of a patient’s blood (or plasma from a pooled blood source) and have lengthy preparation times, CoStasis is designed to require a small amount of a patient’s blood and has a relatively short preparation time of less than 10 minutes.

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

CoSeal Surgical Sealant

     Our second biosurgical product is CoSeal Surgical Sealant, designed for sealing vascular grafts and other tissues and sites of incision. Surgical repair requires the opening or puncturing of body cavities and the compromise of barriers that normally prevent fluid, solids and gas leakage in the body. This leakage ranges from a minor inconvenience to a life-threatening event and is especially burdensome in cardiothoracic, cardiovascular and abdominal surgery procedures. Currently, the surgeon is dependent on the meticulous use of surgical staples and sutures to create a fluid- or gas-tight seal when repairing these tissues. In some cases, “home-brew” or commercial fibrin sealants are used to assist in achieving a dependable seal. While polymer-based hydrogels are an alternative to fibrin sealants, they are unable to covalently cross-link directly to the tissue surface at the surgical site and often require cumbersome processes, including light or energy activation, in order to seal the surgical site of application.

     CoSeal Surgical Sealant uses two biocompatible liquids that polymerize in seconds at the site of application and are absorbed by the body within weeks after the tissue has repaired. CoSeal is based on derivatives of polyethylene glycol, also known as PEG, which has a history of safe use in other medical applications. These PEG-polymers are liquids of low viscosity and flow readily across the surfaces to be sealed. In seconds, they form a biocompatible gel that covalently binds to the patient’s tissue over the treated surgical site to form a tightly bound matrix with excellent elasticity and adequate strength to seal the majority of sites that are of interest to physicians. CoSeal is based on a completely synthetic, PEG-polymer platform technology, obviating the need for any blood products or animal proteins, and thereby addressing concerns about the potential transmission of infectious agents from naturally sourced materials.

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

     Recombinant Human Collagen and Thrombin. We have previously funded significant research to investigate potential means to provide recombinant sources of the primary components of CoStasis. Our recombinant programs are focused on the development of recombinant human collagen and thrombin through transgenic animals and yeast. Our objective is to obtain commercially significant quantities of recombinant human type I collagen and thrombin to serve as an alternative to bovine collagen and thrombin in our products. We believe that by achieving this objective, we will be able to develop a wider range of innovative surgical products for tissue repair and regeneration. We have a collaborative arrangement with McGhan Medical to develop recombinant human collagen under the Recombinant Technology and Development License Agreement, which provides for cost sharing of the project until certain milestones are met and for future license fees based on net sales. The Recombinant Technology and Development License Agreement may be terminated by either party with nine months written notice. We have an equity investment in Pharming Group, N.V. of The Netherlands, or Pharming, and were previously collaborating with Pharming for the purpose of developing recombinant human collagen through transgenic animals. In August 2001, Pharming filed for receivership. It is uncertain at this time what impact Pharming’s financial condition will have on our collaborative efforts in developing recombinant human collagen. Coincident with our restructuring implemented in 2001, we eliminated the majority of the internal research and development personnel involved in the recombinant programs, though we have retained essential knowledge and expertise to permit continuing management of this effort through outside parties, to continue to support the related intellectual property position, and to be in a position to re-initiate the program internally should additional funding become available. This program involves significant development risks, in addition to the risks inherent in a program that depends upon outside parties with uncertain financial futures. There can be no assurance that recombinant sources of collagen or thrombin will ultimately be available at acceptable costs, if at all.

Orthopedics

     In February 1999, we formed NeuColl, Inc. to commercialize products in the orthopedics field, including Collagraft® Bone Graft Matrix and NeuVisc™, a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained financing from a third party which reduced our ownership interest to below 50%. As a result, NeuColl’s operating results were no longer consolidated in our financial results after March 31, 2000.

Research and Development and Product Summary

     Our research and development efforts are directed at achieving continuing improvements in surgical products to achieve hemostasis, tissue sealing and adhesion prevention. We have identified opportunities in using synthetic agents and recombinant proteins in product configurations and in achieving superior sealant properties with advanced hemostatic potential at the surgical site. In addition, our future product development may utilize our proprietary technology platforms in the generation of tissue engineering products for tissue repair, regeneration and replacement. Research and development expenses for the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 were $4.4 million, $10.6 million, $13.4 million and $17.7 million, respectively.

     The following table summarizes the status of our products and research and development programs. The column titled “Status” indicates product development status. “Research” includes discovery, research, development and subsequent identification of a candidate for preclinical studies. The regulatory approval processes in Europe and the United States require successful completion of many steps before a product is approved for commercialization. See “— Government Regulation.”

Primary Program/Product	Status	Primary Applications

CoStasis Surgical Hemostat	Marketed and distributed by U.S. Surgical in the United States, most European countries, Latin America, Middle East, Australia, New Zealand and India

Also marketed in the United States directly by our own sales organization beginning in 2002.

CE Mark received in fiscal 1999

	Received FDA approval in June 2000	General surgery, orthopedic, urologic, and cardiovascular procedures

CoSeal Surgical Sealant	CE Mark received in February 2000; distributed in Europe by Tyco Healthcare Group and other specialty distributors.

Marketed in the United States directly by our own sales organization beginning in 2002.

	Filed PMA application with the FDA in April 2001, and received FDA approval in December 2001.	Anastomoses and incision lines in cardiovascular and vascular procedures involving vascular reconstruction

Other Programs
Adhesion Prevention Barriers	Limited clinical studies	Prevention of post-surgical adhesion formation in general, gynecological, orthopedic and cardiovascular procedures

Internal Adhesives	Research	Replace or minimize the use of sutures and staples in surgeries

Recombinant Human Collagen and Thrombin	Research	Replacement for bovine collagen and thrombin in our products

Manufacturing

     We manufacture and package the final products for CoStasis and CoSeal, and use outside contractors for other operations that include non-proprietary, high-volume processes. We lease approximately 6,000 square feet of manufacturing space in Palo Alto, California, which was constructed in fiscal 1999. There can be no assurance that we will be able to attract, hire, train and retain the required personnel or that we will be able to increase our capability to manufacture commercial quantities of our current and future products in a timely manner, or at all. Manufacturers often encounter difficulties in scaling up production of their products, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. We may encounter similar problems. We cannot assure you that our manufacturing scale-up efforts will be successful or that high-volume manufacturing, if needed, can be established or maintained at commercially reasonable costs on a timely basis, if at all. Any of these factors could have a material adverse effect on our ability to develop and commercialize products, which in turn would have a material adverse effect on our prospects, business, financial condition and results of operations. See “— Additional Factors that Might Affect Future Results.”

     We purchase raw materials used in our products from various suppliers. For example, we purchase all of our required collagen materials from McGhan Medical pursuant to the terms of intercompany agreements entered into in connection with our spin-off from Collagen. Under the terms of the Collagen Supply Agreement, McGhan Medical supplies certain products to Cohesion at a price equal to a multiple of McGhan’s cost until the later of March 15, 2004 or after eighteen months written termination notice by either party. These materials have generally been readily available in the marketplace and have not been the subject of shortages; however, we, our suppliers or contract manufacturers may experience material shortages in the future. The source of the collagen supplied by McGhan Medical is bovine dermis. McGhan Medical uses our patented viral inactivation process for its collagen-based products to promote both safety and quality. Since 1987, McGhan Medical has sourced its bovine dermis from a “closed herd” of cattle in an effort to prevent diseases, such as bovine spongiform encephalopathy, or BSE, a disease commonly known as mad cow disease, from contaminating its collagen-based products. Maintaining a closed herd requires the physical separation of the herd from other herds, the tracking of the lineage of each animal and the maintenance of each animal under a veterinary program. In the event of any material diminution in the size of the herd for any reason, including accident or disease, McGhan Medical would have a limited ability to quickly increase its supply of acceptable cattle. Any such diminution could have a material adverse effect on our ability to sell bovine collagen-based products and, as a result, our results of operations could be materially and adversely affected. We also purchase PEG from a sole supplier. The PEG material is a key raw material component used in CoSeal. Any future shortages of materials or components could have a material adverse effect on our prospects, business, financial condition and results of operations. In addition, there can be no assurance that materials and components can be obtained at attractive prices in the future.

     We, as well as any third-party manufacturers of our products, are subject to inspections by the FDA and other regulatory agencies for compliance with applicable good manufacturing practices, codified in the quality system regulation, or QSR requirements, which include requirements relating to manufacturing conditions, extensive testing, control documentation and other quality assurance procedures. Our facilities have undergone an ISO inspection, in preparation for obtaining a CE Mark on our products, in addition to annual renewal inspections. During 2000, our plant and operations underwent an FDA quality system regulation inspection, resulting in several observations and comments from the FDA, which were promptly and satisfactorily corrected. Although we were able to address the FDA’s observations and comments in a timely manner, we cannot assure you that in the future our efforts to address any adverse observations from the FDA or other regulatory agencies will be successful, or will not adversely impact the timing or receipt of regulatory approval to market our products, or our ability to continue to market our products. Failure to obtain or maintain necessary regulatory approval to market our products would have a material adverse impact on our business. See “— Government Regulation.”

Sales, Marketing and Distribution

     In November 1999, we entered into an agreement with U.S. Surgical/Tyco Healthcare Group for the marketing and distribution of CoStasis. The U.S. Surgical territories include the United States, European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand, and India. To date, we have been dependent on U.S. Surgical for the distribution of CoStasis, however, in January 2002, we also began selling CoStasis through our direct sales organization in the United States. In September 2000, we entered into an agreement with Tyco Healthcare Group to market and distribute CoSeal outside of the United States. The Tyco territories include most of the European Union, Eastern Europe, Middle East, Russia and certain other countries in Asia and Africa. CoStasis and CoSeal are also distributed in certain European countries through geographically-focused, specialty distributors with existing customer relationships and established sales infrastructures. We face significant sales and marketing challenges in Europe, which is a market that is and has been very entrenched with using a fibrin sealant product for many years. Our sales, marketing and distribution plans will be dependent in part on our ability to maintain our existing relationships with U.S. Surgical and Tyco Healthcare Group or enter into other strategic relationships and our ability to hire, train and retain specialized sales, marketing and distribution personnel. In January 2002, we put in place a direct sales capability in the United States, with a primary focus on CoSeal opportunities. We expect this organization, if successful, will somewhat lessen our dependence on U.S. Surgical and Tyco Healthcare. We also expect to increase the size of our U.S. sales organization, assuming the initial persons can grow our direct business at a satisfactory rate. We are also discussing potential modifications to our current agreements with U.S. Surgical and Tyco Healthcare, including possible changes in territories, the duration of our agreements, and the financial terms of our agreements. Our current agreements with U.S. Surgical and Tyco Healthcare Group provide for upfront license fees received upon signing ($500,000 for CoStasis and $1.0 million for CoSeal), cost sharing for joint development programs, and minimum annual purchases to maintain exclusivity and in the case of CoSeal, to also be able to exercise a renewal option. With respect to CoStasis, the agreement included a $500,000 milestone payment upon receiving FDA approval, a $250,000 milestone payment received in April 2000 and additional milestone payments due upon successful completion of new delivery systems. We anticipate that for the foreseeable future we will continue to be at least somewhat dependent on U.S. Surgical and Tyco Healthcare and a relatively small number of customers for a significant portion of our product sales. The loss of one or more significant customers, for any reason, or reduced orders from our significant customers, without replacement customers or orders, would reduce our product sales and adversely affect our ability to eventually achieve operating profitability. We cannot assure that we will be able to maintain our existing distribution relationships or that we will be able to secure alternative or additional strategic relationships, or that we will be able to hire, train or retain the necessary specialized personnel on terms that are attractive and acceptable to us, if at all.

     While sales of Collagraft bone graft products in fiscal years 2000 and 1999 totaled $1.2 million and $1.9 million, respectively, we no longer reflect such sales in our financial results as our ownership interest in NeuColl fell below 50% in March 2000. Sales of our collagen-based materials for research applications, which include Vitrogen, Cell Prime, and other bulk collagen products, were not material in the six months ended December 31, 2001 and fiscal 2001, 2000 and 1999. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “— Government Regulation.”

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

Intellectual Property

     We entered into an assignment and license agreement with Collagen, effective January 1, 1998, which allocated Collagen’s technology and intellectual property between us and Collagen. Pursuant to this agreement, substantially all of Collagen’s technology and intellectual property (including patents, copyrights, trademarks, and trade secrets), other than technology relating to the breast implant field, was assigned to us and we granted back to Collagen an exclusive, worldwide, perpetual, fully-paid license covering the assigned technology and intellectual property that is used solely in the field of Collagen’s business, which consists of the development, manufacture, use, sale and other commercialization of human aesthetics products, technologies and treatments, breast implant products and processes, urinary incontinence products and treatments and ostomy products. This assignment and license agreement provides that we and Collagen, now McGhan Medical, may obtain certain rights to improvements made by the other company prior to March 15, 2004, to the extent improvements, if any, are in the applicable party’s field of business. In addition, under this assignment and license agreement, we and Collagen have covenanted to not compete with each other’s business at least until March 15, 2004.

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

     We also rely upon trade secret protection for certain non-patented aspects of our proprietary technology. We cannot assure you that others will not independently develop or otherwise acquire substantially equivalent proprietary information or techniques, that others will not otherwise gain access to our proprietary technology or disclose such technology, or that we can meaningfully protect our trade secrets. We require our employees and consultants to execute appropriate confidentiality and proprietary information agreements upon the commencement of an employment or consulting relationship with us. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties, except in specific circumstances. The agreements also generally provide that all inventions conceived by the individual in the course of rendering services to us shall be our exclusive property; however, certain of our agreements with consultants, who typically are employed on a full-time basis by academic institutions or hospitals, do not contain assignment of invention provisions. There can be no assurance that any of these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

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

     Additionally, in order for us to market our products in Europe and other foreign countries, we and/or our partners, if any, must obtain required regulatory approvals and comply with extensive regulations governing safety, quality and manufacturing processes. These regulations vary significantly from country to country. The time required to obtain approval to market our products outside the United States may be longer or shorter than that required in the United States. In order to market our products in the member countries of the European Union, we are required to obtain CE Mark certification. CE Mark certification is an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. We completed a successful quality systems audit to the ISO 9001/EN46001 and Medical Devices Directive requirements, one of the principal steps in the CE Mark process. In addition to a quality system audit, the CE Mark process involves review by the approving body of documentation submitted by us to document each product’s clinical safety and performance.

     In the United States, medical devices are classified into three different classes (Class I, Class II and Class III) on the basis of controls deemed necessary to reasonably ensure the safety and effectiveness of the device. Class I devices are subject to general controls relating to labeling, pre-market notification and adherence to the FDA’s good manufacturing practices, as codified in the quality system regulation requirements. Class II devices are subject to general and special controls relating to performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices must receive pre-market approval by the FDA to ensure their safety and effectiveness. Class III devices are generally life-sustaining, life-supporting and implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices. Before a new medical device can be marketed, clearance must be obtained through a pre-market notification process under Section 510(k) of the FDC Act or a pre-market approval, or PMA, application under Section 515 of the FDC Act. A 510(k) clearance will typically be granted by the FDA if the FDA determines that the device is substantially equivalent to a “predicate device,” which is a legally marketed Class I or Class II device or a preamendment Class III device (i.e., one that has been marketed since a date prior to May 28, 1976) for which the FDA has not called for PMA submission. The FDA has been requiring an increasingly rigorous demonstration of substantial equivalence that may include a requirement to submit human clinical trial data. It generally takes four to 12 months from the date of a 510(k) submission to obtain clearance, but it may take longer. The FDA may determine that a medical device is not substantially equivalent to a predicate device, or that additional information is needed before a substantial equivalence determination can be made. A “not substantially equivalent” determination, or a request for additional information, could prevent or delay the market introduction of new products. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness, or that constitute a major change in the intended use of the device, will require new 510(k) submissions.

     A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a preamendment Class III device for which the FDA has called for the submission of PMAs. A PMA application must be supported by valid scientific evidence to demonstrate the safety and effectiveness of the device, typically including the results of clinical trials, bench tests, and laboratory and animal studies. The PMA application must also contain a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission includes the proposed labeling, advertising literature and any training materials. The PMA application process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought have never been approved for marketing. Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the PMA application. The FDA review of a PMA application generally takes one to three years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information already provided in the submission. During the review period, an advisory committee, typically a panel of clinicians and others knowledgeable in the applicable field, may be convened to review and evaluate the application and provide a recommendation to the FDA as to whether the device should be approved. The FDA accords substantial weight to the recommendation of an advisory committee but is not bound by it. Toward the end of the PMA application review process, the FDA generally will conduct an inspection of the manufacturer’s facilities to ensure compliance with applicable quality system regulation requirements, which include extensive requirements relating to product design, manufacturing processes, testing, control documentation and other quality assurance procedures.

     If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA may issue either an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the PMA application. When those conditions have been fulfilled to the satisfaction of the FDA, the FDA will issue a PMA letter, authorizing marketing of the device for certain indications. If the FDA’s evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a “non-approvable” letter. The FDA may determine that additional clinical trials are necessary, in which case the PMA application may be delayed for one or more years while additional clinical trials are conducted and submitted in an amendment to the PMA application. Modifications to a device that is the subject of an approved PMA application, its labeling or manufacturing process may require FDA approval of PMA supplements or new PMA applications. Supplements to a PMA application often require the submission of the same type of information required for an initial PMA application, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA application.

     If human clinical trials of a device are required, either for a 510(k) pre-market notification or a PMA application, and the device presents a “significant risk,” the sponsor of the trial must file an investigational device exemption, or IDE, application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate institutional review boards, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a “nonsignificant risk” to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate institutional review boards, without the need for FDA review. Submission of an IDE provides no assurance that the FDA will approve the IDE. Even if the IDE is approved, there can be no assurance that the FDA will determine that the data derived from the studies supports the safety and efficacy of the device or warrants the continuation of clinical studies. Sponsors of clinical trials are permitted to sell investigational devices distributed in the course of the study, provided such compensation does not exceed the costs of manufacture, research, development and handling. An IDE supplement must be submitted to and approved by the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness or the rights, safety or welfare of human subjects.

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

     If clearance or approval for a given product is obtained, such product will be subject to pervasive and continuing regulation by the FDA. For example, we are subject to routine inspection by the FDA and must comply with the host of regulatory requirements that usually apply to medical devices marketed in the United States, such as labeling regulations, applicable quality system regulation requirements, the medical device reporting regulations (which require a manufacturer to report to the FDA certain types of adverse events involving its products), and the FDA prohibitions against promoting products for unapproved or “off-label” uses. Any failure by us to comply with applicable regulatory requirements could result in the detention or seizure of products, issuance of an enjoinment of future product activities and the assessment of civil and criminal penalties against us, our officers and our employees, any of which could have a material adverse effect on our prospects, business, financial condition and results of operations. In addition, regulations regarding the manufacture and sale of our products are subject to change. We cannot predict the effect, if any, that such changes might have on our prospects, business, financial condition or results of operations.

     In November 1997, the FDA Modernization Act of 1997 was enacted. This legislation made changes to the device provisions of the FDC Act and other provisions in the FDC Act affecting the regulation of devices. The changes affected the IDE, 510(k) and PMA processes, and also affected device standards and data requirements, procedures relating to humanitarian and breakthrough devices, tracking and post-market surveillance, accredited third party review, and the dissemination of off-label information. We cannot predict what effect the changes will have on the regulation of our company’s products.

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

     The collagen used in our products is derived from the hides of United States cattle. Bovine spongiform encephalopathy, or BSE, was initially reported in cattle in the United Kingdom, and is characterized by degenerative lesions of the central nervous system. The source of infections in animals is believed to derive from eating infected sheep-derived feed. While the disease has been reported in European countries, we are not aware of any reports of BSE in United States cattle to date, and currently we rely on a “closed herd” of United States cattle for our bovine collagen-based products. We cannot assure you that the various foreign or domestic regulatory authorities will not raise issues regarding BSE or other matters that may adversely affect our ability to manufacture, market or sell our bovine collagen-based products, which could have a material adverse effect on our prospects, business, financial condition and results of operations.

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

     In the United States, health care providers, including hospitals and physicians, which purchase medical devices such as our products, generally rely on third-party payors, principally federal Medicare, state Medicaid and private health insurance plans, to reimburse all or part of the cost of surgical procedures. We anticipate that in a prospective payment system, such as the diagnostic-related group system utilized by Medicare, and in many managed care systems used by private health care payors, there will be no separate, additional reimbursement for our products and, therefore, no assurance that reimbursement for our products will be available. Accordingly, we believe that there will be no procedure-specific reimbursement codes for our products and therefore no assurance that reimbursement for our products will be available in the United States or in international markets under either governmental or private reimbursement systems. Furthermore, our business could be adversely affected by changes in reimbursement policies of governmental or private health care payors. Failure by physicians, hospitals and other users of our products to obtain sufficient reimbursement from health care payors for procedures in which our products are used or adverse changes in governmental and private third party payors’ policies toward reimbursement for these procedures or our products would have a material adverse effect on our prospects, business, financial condition and results of operations. Our business may also be materially and adversely affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means.

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

     Many of our competitors have substantially greater financial, technological, research and development, regulatory and clinical, marketing and sales and personnel resources than we do. They may also have greater experience in developing products, conducting clinical trials, obtaining regulatory approvals, and manufacturing and marketing their products. They may also develop alternative technologies and products that are more effective, easier to use or more economical than those that have been or are being developed by us or that render our technology and products obsolete and non-competitive. Recently developed technologies or procedures are, or may in the future be, the basis of competitive products. We cannot assure that our current competitors or other parties will not succeed in developing alternative technologies or products that are more effective, easier to use or more economical than the technologies and products that we have been or are developing or that would render our technology and products obsolete or uncompetitive. If our current competitors or other parties succeed in developing these alternative technologies or products, our prospects, business, financial condition and results of operations would be materially and adversely affected. Our competitors may also obtain approval or clearance by the FDA or foreign regulatory approval organizations, achieve product commercialization or obtain patent protection earlier than we do. Additionally, we cannot assure that any marketing or other strategic partners that we may engage will not pursue parallel development of technologies or products relating to, or competitive with, our current or planned product portfolio. We also face competition with respect to manufacturing efficiency and marketing capabilities, areas in which we currently have limited experience. Failure to successfully address these factors and circumstances could have a material adverse impact on our prospects, business, our financial condition and results of operations. See “Business — Competition” and “Business — Manufacturing.”

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

Executive Officers

     The following information is as of February 28, 2002, except as specified below, regarding our executive officers.

Name	Age	Position

William G. Mavity	52	Chief Executive Officer, President and Director
James E. Barnes	46	Vice President, Operations
Ross Erickson	56	Vice President, Regulatory Affairs, Clinical Research and Quality Assurance
George Y. Daniloff, M.D., Ph.D.	43	Vice President, Research and Development
Russell W. McDaniell	52	Vice President, Sales
David W.J. Smith	37	Vice President, Marketing and Business Development
Deborah L. Webster	42	Vice President, Human Resources and Administration, Chief Administrative Officer
Sharon Kokubun	46	Vice President, Finance and Controller

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

     Deborah L. Webster, Vice President Human Resources and Administration, Chief Adminstrative Officer. Ms. Webster has served as our Vice President of Human Resources and Administration, Chief Adminstrative Officer since January 1998. Ms. Webster joined Collagen in 1982 and served in various human resource and management positions until 1991, when she was appointed to vice president, human resources and administrative services. Ms. Webster has a B.A. from the University of California at Berkeley and completed the Stanford University Executive Program at the Graduate Business School.

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

Item 3. Legal Proceedings

     Between August 2000 and September 2001, four actions were filed in the U.S. District Court for the Northern District of California and one action was filed in the Superior Court of California for the City and County of San Francisco, each by the same attorneys. The four federal actions are Crane v. Collagen Aesthetics et al.; Kerr et al. v. Inamed Corp. et al.; Vaernes v. Inamed Corp. et al.; and Campbell v. Inamed Corp et al. The state court action is Bell v. Inamed Corp. et al. All five actions allege personal injury claims arising out of the development and sale of Trilucent breast implants by an affiliate of Collagen Aesthetics. The implants were principally sold outside the United States, although clinical trials were conducted in the United States. We had no role in the development or sale of these products. The Crane, Campbell and Bell cases are personal injury complaints on behalf of single plaintiffs seeking monetary damages. The Kerr and Vaernes cases are purported class actions seeking “medical monitoring” and monetary damages. The Kerr purported class consists of overseas implant patients, while the Vaernes purported class consists of U.S. patients from the clinical trials.

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

     We have not yet been served in the Bell action in state court, although many of the other parties have been served. We have been advised by the plaintiff’s counsel that the plaintiff does not presently intend to serve us in this case, although the plaintiff could change her mind and attempt to do so.

     In December 2000, we filed a complaint against Fusion Technologies, Inc. in the Northern District of California. We claim that Fusion infringes U.S. Patent Nos. 6,110,484 and 6,277,394 and seek preliminary and injunctive relief and damages. Additionally, we claim that Fusion’s infringement of the patents is willful and seek enhanced damages and attorney’s fees. Discovery is ongoing and trial is scheduled for July 2002.

Item 4. Submission of Matters to a Vote by Security Holders

     On October 30, 2001, we held our annual meeting of stockholders in Palo Alto, California. The matters voted upon and approved at the meeting, and the number of affirmative and negative votes cast with respect to each matter were as follows (votes in thousands):

				No. of
		No. of	No. of	Votes
		Votes	Votes	Withheld/
		For	Against	Abstained

1)	To elect six directors

	Name of Nominee:
	John R. Daniels, M.D	8,348	—	74
	Craig T. Davenport	8,348	—	74
	William G. Mavity	8,267	—	156
	Mark A. Philip, Ph.D	8,349	—	74
	Thomas M. Prescott	8,347	—	75
	Robert C. Robbins, M.D	8,347	—	75

2)	To approve the Cohesion Technologies, Inc. 2001 Employee Stock Purchase Plan	7,584	801	39

3)	To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2002	8,356	49	18

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

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

Quarter Ended	High	Low

September 30, 1999	$7.38	$4.06
December 31, 1999	9.13	5.25
March 31, 2000	17.00	8.38
June 30, 2000	14.81	9.25
September 30, 2000	12.25	7.50
December 31, 2000	11.06	5.13
March 31, 2001	8.00	4.25
June 30, 2001	6.19	3.03
September 30, 2001	5.42	2.04
December 31, 2001	5.16	2.75

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

Item 6. Selected Consolidated Financial Data

(In thousands, except share and per share data)

	Six Months Ended
	December 31,		Years Ended June 30,

	2001	2000	2001		2000	1999	1998	1997

		(Unaudited)
Statement of Operations Data:
Product sales	$1,501	$1,179	$2,690		$1,998	$2,594	$2,043	$2,527
Other revenues	189	92	291		500	—	—	—

Total revenues	1,690	1,271	2,981		2,498	2,594	2,043	2,527
Loss from operations	(11,849)	(10,555)	(20,338)		(21,187)	(24,908)	(31,483)	(16,358)
Net income (loss)	$(2,224)	$(7,196)	$(11,981	)(2)	$8,906	$6,201	$(9,567)	$4,981
Earnings (loss) per common share — basic	$(0.24)	$(0.78)	$(1.29)		$1.02	$0.73
Pro forma earnings (loss) per common share — basic (1)							$(1.07)	$0.57
Earnings (loss) per common share assuming dilution	$(0.24)	$(0.78)	$(1.29)		$0.93	$0.72
Pro forma earnings (loss) per common share assuming dilution (1)							$(1.07)	$0.56
Weighted average shares outstanding — basic (1)	9,422	9,282	9,322		8,756	8,550	8,913	8,804
Weighted average shares outstanding assuming dilution (1)	9,422	9,282	9,322		9,557	8,635	8,913	8,930

		June 30,
	December 31,
	2001	2001	2000	1999	1998	1997

Balance Sheet Data:
Total assets	$28,840	$45,630	$65,820	$71,519	$95,653	$114,604
Long-term liabilities	2,188	9,133	13,476	18,985	31,923	35,131

(1)	Historical per share data has not been presented prior to fiscal year 1999 since our common shares were not outstanding until June 25, 1998. Pro forma share and per share data has been presented assuming the distribution of shares of our common stock to Collagen’s stockholders had already occurred based on the number of Collagen common shares and common equivalent shares outstanding for those periods, reflecting a one-for-one exchange ratio in the distribution.

(2)	Net loss for the year ended June 30, 2001 includes a $129,000 charge (net of tax) for cumulative effect of accounting change as a result of our adoption of Statement of Financial Accounting Standards No. 133 on Accounting for Derivative Instruments and Hedging Activities on July 1, 2000.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and the other information included elsewhere in this transition report on Form 10-K for the six months ended December 31, 2001. Some of the statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking. The words “may,” “will,” “could,” “should,” “continue,” “anticipates,” “projects,” “believes,” “expects,” “future,” “plans,” “might,” “intends,” “seeks,” “estimates,” and similar expressions identify forward-looking statements. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These risks include product performance, the rate of product adoption by customers, usage, order and re-order rates, competition from other products, performance of third-party sales representatives, ability to hire and the performance of a direct sales force, the timing and effectiveness of product introductions and launches, the success of scaling up product production, ability to achieve product revenue targets or market share, commencement and continuation of product sales in the United States and in additional countries outside of the United States, the timing and terms of sales arrangements with other companies, receipt of regulatory and marketing approvals, including approvals, quality system regulation inspections and panel reviews from the FDA, clinical efficacy of and market demand for our products, assessment of market size and opportunity, including the applicable numbers if procedures, our position in the market, enrollment in and results of clinical studies and potential unfavorable publicity regarding our company or our products. In addition, we may not prevail in our patent infringement lawsuit claiming patent infringement by Fusion Medical Technologies, Inc. The risks related to this lawsuit that could cause our actual results to differ materially from those described in forward-looking statements include that the court may rule against us on the issue of infringement, we may not be awarded damages and/or permanent injunctive relief, the court could limit our ability to enforce our patent, we could be served with a counter suit, our patent could be declared invalid or the substantial cost and length of time and unpredictability associated with litigation. These differences may be based upon factors within our control, such as strategic planning decisions by management and reallocation of internal resources, or on factors outside our control, such as scientific advances by third parties, court decisions in lawsuits filed by us, introduction of competitive products and delays by regulatory authorities, including approvals from the FDA. For a more detailed discussion of these and other business risks, see “Business — Government Regulation,” “Business — Competition” and “Business — Additional Factors that Might Affect Future Results.”

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

     In February 1999, we formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which included Collagraft® and NeuVisc™, a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. In connection with the formation, we granted NeuColl an exclusive license to certain patents relating to collagen and polymer technology for orthopedic applications. We reported sales of Collagraft implants, an orthopedic product, through our investment in NeuColl up through March 31, 2000. During the quarter ended March 31, 2000, NeuColl obtained a total of $4 million in financing from a third party in two tranches, which reduced our ownership interest from 100% to approximately 39% as of March 31, 2000. For the quarter ended March 31, 2000, we consolidated NeuColl’s operating loss in our results of operations and reported the related minority interest for a two-month period. Beginning March 31, 2000, we no longer consolidated NeuColl into our financial results and instead, reported our share of NeuColl’s operating income or loss under the equity method of accounting.

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

     We recognize revenue in accordance with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the accounting for revenue recognition. Our primary sources of revenue are product sales and license payments. Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns. License payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. License fees received for distribution rights to our products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved. The majority of our CoStasis and CoSeal revenues to date has been from our distributors, U.S. Surgical and Tyco Healthcare. As we begin direct sales of CoSeal and CoStasis in the U.S., we may experience more customer returns and credit losses than we have historically, even though we perform ongoing credit evaluations on our customers. We maintain reserves for potential returns and credit losses and update our estimates on an ongoing basis.

     Inventories are valued using an average cost of production; however, we may be required to write down our inventory to an estimated marketable value based on our assumptions of future demand and market conditions. If our actual results are less favorable than our current estimates or if we make design changes, we may also adjust the carrying value of our inventory for obsolescence and shelf life. We generally write-down our finished goods inventory on hand in excess of twelve months forecasted sales volumes. Exceptions to this general policy are made to take into account the product expiration dates and anticipated design changes. Excess or obsolete inventories are maintained for an indefinite period of time based upon their potential use as demonstration samples or as materials in experiments. As of December 31, 2001, the carrying value of our inventory was $2.5 million.

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

     Cost of sales as a percentage of product sales was 209% and 234% for the six months ended December 31, 2001 and 2000, respectively. Gross margins continue to remain negative and reflect a high level of fixed manufacturing costs that are independent of sales volume in each of these periods. Additionally, cost of sales for the six months ended December 31, 2001 included inventory write-downs of approximately $0.4 million.

     Research and development expenses were $4.4 million and $6.2 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in research and development spending was due primarily to lower spending of $0.6 million for the recombinant programs and $1.0 million for the CoSeal development and clinical trials costs. It is unclear at this time what the impact of Pharming’s financial condition will be on our collaborative efforts on the recombinant human collagen program, however, we expect to recognize the financial impacts, if any, when sufficient information becomes available to permit management to reasonably judge these impacts.

     Selling, general and administrative expenses were $5.4 million and $2.9 million for the six months ended December 31, 2001 and 2000, respectively. The increase in selling, general and administrative expenses was primarily due to increased costs of $1.4 million related to a buildup of a sales and marketing infrastructure to support direct sales of our products in the United States, $0.4 million related to severance costs and $0.4 million increase in legal fees related to the Fusion lawsuit.

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

     Interest income was $316,000 and $739,000 for the six months ended December 31, 2001 and 2000 respectively. The decrease was due to higher average cash and cash equivalent balances and interest rates in the prior period.

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

Fiscal Years Ended June 30, 2001, 2000, and 1999

     Revenues were $3.0 million, $2.5 million, and $2.6 million for fiscal years 2001, 2000, and 1999, respectively. Fiscal 2001 and 2000 revenues include other contract revenue of $0.3 million and $0.5 million, respectively, related to the recognition of upfront license fees and milestone payments pursuant to our marketing and distribution agreements with U.S. Surgical and Tyco Healthcare Group. Product sales were $2.7 million in fiscal 2001 compared to $2.0 million in fiscal 2000 and $2.6 million in fiscal 1999. Fiscal 2001 product sales increased 227% from fiscal 2000 sales of $0.8 million (excluding NeuColl sales of $1.2 million), primarily due to U.S. CoStasis sales to U.S. Surgical. Product sales in fiscal 2000 decreased from 1999 because fiscal 2000 sales reflect only nine months of Collagraft product sales. Product sales to U.S. Surgical for fiscal years 2001, 2000 and 1999 were $1.7 million, $0.3 million and $-0- million, respectively. As of March 31, 2000, we no longer consolidated NeuColl’s sales and operating expenses into our financial results as our ownership interest fell below 50%.

     Cost of sales as a percentage of product sales was 231%, 174%, and 89% for fiscal years 2001, 2000, and 1999, respectively. Excluding the impact of $0.6 million for NeuColl, cost of sales as a percentage of sales decreased in fiscal 2001 to 231% from 352% in fiscal 2000, due to increased sales volume in fiscal 2001 which contributed to covering the high level of fixed manufacturing costs. The increase in cost of sales as a percentage of sales in fiscal years 2000 from 1999 was primarily due to manufacturing startup costs for the CoStasis and CoSeal products. Gross margins were negative for fiscal years 2001, 2000 and 1999 and reflected a high level of fixed manufacturing costs that are independent of sales volume in each of these fiscal years. Additionally, fiscal years 2001 and 2000 included inventory write-downs of approximately $0.4 million and $0.2 million, respectively.

     Research and development expenses were $10.6 million, $13.4 million and $17.7 million for fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 research and development spending decreased 21% from fiscal 2000 primarily due to lower compensation expense of $0.6 million related to the cancellation of remaining stock options of Cohesion Corporation and the absence of NeuColl orthopedic program expenses of approximately $1.7 million. The decrease in fiscal 2000 research and development spending from 1999 was due primarily to lower compensation expense of $1.4 million related to the cancellation of remaining stock options of Cohesion Corporation, and $1.9 million and $0.4 million lower spending in our recombinant and orthopedic programs, respectively. Research and development expenses for fiscal years 2001, 2000 and 1999 reflect reimbursement from McGhan Medical of $723,000, $304,000 and $964,000, respectively, for the recombinant human collagen program in accordance with the intercompany agreements entered into between our company and Collagen in connection with our spin-off from Collagen.

     Selling, general and administrative expenses were $6.5 million, $6.8 million, and $7.5 million in fiscal 2001, 2000, 1999, respectively. Fiscal 2001 selling, general and administrative spending decreased 4% from fiscal 2000 primarily due to the absence of approximately $0.5 million of NeuColl expenses and lower compensation expense of $0.2 million related to the cancellation of remaining stock options of Cohesion Corporation, which were offset by a $0.4 million increase in legal fees related to the Fusion lawsuit. The 9% decrease in selling, general and administrative spending in fiscal 2000 over the prior year is primarily due to $0.9 million of spin-off related costs incurred in fiscal 1999 and lower compensation expense of $0.3 million related to the remaining stock options of Cohesion Corporation, which were offset by $0.5 million related to building a sales and marketing infrastructure.

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

     In fiscal 2001, we recorded a tax benefit, which primarily reflects a refund for taxes we expected to receive from the carryback of the current fiscal year’s loss. Our effective tax rate for fiscal 2000 was 22% due to tax benefits related to investments and equity losses in affiliate companies. The tax rate for fiscal 1999 was 39%, which primarily reflected utilization of credits for research and development expenditures.

Liquidity and Capital Resources

     At December 31, 2001, cash and investments were $17.5 million (including the unrealized gain of $0.7 million for Pharming common stock) compared to $27.3 million at June 30, 2001. Net cash used in operating activities was $6.7 million ($9.9 million excluding an income tax refund), $16.5 million, $21.5 million, and $28.8 million for the six months ended December 31, 2001 and fiscal 2001, 2000, and 1999, respectively. For the six months ended December 31, 2001, accounts receivable increased by $178,000 primarily due to the timing of cash collections from U. S. Surgical/Tyco Healthcare Group, while inventories decreased by $241,000 primarily due to the write down of excess inventory.

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

     We have historically incurred annual operating losses that are in excess of our current financial resources. This trend of operating losses raises substantial doubt regarding our ability to continue as a going concern, as indicated in our auditor’s report on our accompanying financial statements. However, management anticipates that the recent FDA approval of our CoSeal product will contribute to increased revenues during 2002 and expects this anticipated increase in revenues to have a positive impact on gross margins and reduce the operating loss, as compared to prior periods. In addition, management has implemented restructuring plans during 2001 that are expected to reduce research and development and general and administrative expenses from historical levels. Based upon these anticipated improvements in operating results, management believes that we have sufficient financial resources to meet our operating requirements for the next six to twelve months. However, during this period and thereafter, we will require additional financing and intend to maintain liquidity through public or private equity financing, borrowings, merger or acquisition, or other arrangements. Our capital requirements will depend on numerous factors, including the achievement of targeted sales levels, progress of our clinical research and product development programs, the extent to which we enter into collaborative relationships with third parties and the scope of our obligations in such relationships, the receipt of, and the time required to obtain, regulatory clearances and approvals, the resources required to protect our intellectual property and other factors. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us on acceptable terms, if at all.

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

     As of December 31, 2001, our future contractual obligations and commercial commitments are as follows:

	Payments Due by Period

		Less than			After 5
Contractual Obligation	Total	1 year	1-3 years	4-5 years	years

Long Term Debt	—	—	—	—	—
Capital Lease Obligations (a)	$2,371	$1,035	$1,336	—	—
Operating Leases	1,907	654	654	599
Unconditional Purchase Obligations	—	—	—	—	—
Other Long Term Obligations	—	—	—	—	—
Total Contractual Obligations	$4,278	$1,689	$1,990	$599	—

(a)	Secured by equipment and restricted cash

Total Amounts
Other Commercial Commitments	Committed

Lines of Credit	—
Standby Letters of Credit	—
Guarantees	—
Standby Repurchase Obligations	—
Other Commercial Commitments	—
Total Commercial Commitments	—

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

     In October 2001, the FASB issued FAS 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

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

		June 30
	December 31,
Equity Investments	2001	2001	2000

Boston Scientific	$—	$12,337	$15,921
Boston Scientific, Collar	—	—	2,198
Johnson & Johnson	—	—	8,150
Pharming Group N.V.	739	4,867	10,894

Total	$739	$17,204	$37,163

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Information

Page

Cohesion Technologies, Inc. Consolidated Financial Statements:
Report of Ernst & Young LLP, Independent Auditors	34
Consolidated Balance Sheets as of December 31, 2001, June 30, 2001 and June 30, 2000	35
Consolidated Statements of Operations and Comprehensive Income (Loss) for the six months ended December 31, 2001 and 2000 (unaudited) and fiscal years ended June 30, 2001, 2000 and 1999	36
Consolidated Statements of Stockholders’ and Parent Company Equity for the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999	37
Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 (unaudited) and fiscal years ended June 30, 2001, 2000 and 1999	38
Notes to Consolidated Financial Statements	39
Supplementary Quarterly Consolidated Financial Data (unaudited)	55

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Cohesion Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of Cohesion Technologies, Inc. as of December 31, 2001 and June 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ and parent company equity, and cash flows for the six months ended December 31, 2001 and for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     The accompanying financial statements have been prepared assuming that Cohesion Technologies, Inc. will continue as a going concern. As more fully described in Note 1, the Company has historically incurred annual operating losses in excess of its current financial resources. This trend of operating losses raises substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     As discussed in Note 1 to the consolidated financial statements, in the fiscal year ended June 30, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ ERNST & YOUNG LLP

Palo Alto, California
January 29, 2002

COHESION TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except shares and per share amounts)

		June 30,
	December 31,
	2001	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$16,765	$10,101	$14,154
Restricted cash — current portion	899	867	792
Accounts receivable, less allowance for doubtful accounts of $93, $112 and $78	640	462	78
Inventories	2,465	2,706	2,508
Income tax receivable and other deferred taxes	416	4,304	—
Derivative financial instruments	—	—	2,198
Other current assets	746	913	1,189

Total current assets	21,931	19,353	20,919
Property and equipment, net:
Machinery and equipment	5,902	5,792	5,874
Leasehold improvements	4,192	4,192	4,792

	10,094	9,984	10,666
Accumulated depreciation and amortization	(5,790)	(4,956)	(4,785)

	4,304	5,028	5,881
Investment in equity securities	739	17,204	34,965
Other assets	1,866	4,045	4,055

	$28,840	$45,630	$65,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$611	$613	$920
Accrued compensation	980	467	629
Accrued liabilities	2,214	2,718	2,401
Deferred revenue	380	380	150
Income taxes payable	650	904	681
Current portion of capital lease obligation	899	867	792

Total current liabilities	5,734	5,949	5,573
Long-term liabilities:
Deferred income taxes	—	6,298	10,237
Obligation under capital lease	1,299	1,757	2,639
Deferred revenue	889	1,078	600
COMMITMENTS
Stockholders’ equity:
Preferred stock, $.001 par value, authorized: 5,000,000 shares, issued and outstanding: no shares at December 31, 2001, June 30, 2001 and 2000	—	—	—
Common stock, $.001 par value, authorized: 15,000,000 shares, issued: December 31, 2001 — 9,964,305 shares; June 30, 2001 — 9,935,359 shares; June 30, 2000— 9,761,327 shares; outstanding: December 31, 2001 — 9,449,205 shares; June 30, 2001 — 9,420,259 shares; June 30, 2000 — 9,246,227 shares	10	10	10
Additional paid-in capital	21,737	21,334	20,571
Retained earnings	406	2,630	14,611
Accumulated other comprehensive income	739	8,548	13,553
Treasury stock, at cost, 515,100 shares	(1,974)	(1,974)	(1,974)

Total stockholders’ equity	20,918	30,548	46,771

	$28,840	$45,630	$65,820

The accompanying notes to consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Six Months Ended
	December 31,		Years Ended June 30,

	2001	2000	2001	2000	1999

		(Unaudited)
Revenue:
Product sales	$1,501	$1,179	$2,690	$1,998	$2,594
Other revenue	189	92	291	500	—

	1,690	1,271	2,981	2,498	2,594
Costs and expenses:
Cost of sales and manufacturing start-up costs	3,132	2,763	6,201	3,480	2,314
Research and development	4,395	6,179	10,619	13,436	17,722
Selling, general and administrative	5,372	2,884	6,499	6,769	7,466
Restructuring and asset impairment	640	—	—	—	—

Total costs and expenses	13,539	11,826	23,319	23,685	27,502

Loss from operations	(11,849)	(10,555)	(20,338)	(21,187)	(24,908)
Other income (expense):
Realized gain on investments, net	16,032	673	726	31,763	36,269
Impairment of investment	(5,293)	—	—	—	(1,321)
Equity in losses of affiliates	—	—	—	(20)	—
Interest income	316	739	1,168	987	94
Interest expense	(100)	(129)	(244)	(224)	(15)

Income (loss) before provision (benefit) for income taxes, minority interest and accounting change	(894)	(9,272)	(18,688)	11,319	10,119
Provision (benefit) for income taxes	1,330	(1,947)	(6,578)	2,546	3,918

Income (loss) before minority interest and accounting change	(2,224)	(7,325)	(12,110)	8,773	6,201
Minority interest (benefit) in net loss of subsidiary	—	—	—	(133)	—

Income (loss) before cumulative effect of accounting change	(2,224)	(7,325)	(12,110)	8,906	6,201
Cumulative effect of accounting change, net of tax	—	129	129	—	—

Net income (loss)	$(2,224)	$(7,196)	$(11,981)	$8,906	$6,201

Income (loss) per common share before cumulative effect of accounting change	$(0.24)	$(0.79)	$(1.30)	$1.02	$0.73
Cumulative effect of accounting change, net of tax	—	0.01	0.01	—	—

Earnings (loss) per common share — basic	$(0.24)	$(0.78)	$(1.29)	$1.02	$0.73

Earnings per common share assuming dilution	$(0.24)	$(0.78)	$(1.29)	$0.93	$0.72

Weighted average shares outstanding	9,422	9,282	9,322	8,756	8,550

Weighted average shares outstanding assuming dilution	9,422	9,282	9,322	9,557	8,635

Net income (loss)	$(2,224)	$(7,196)	$(11,981)	$8,906	$6,201
Change in unrealized gain on available-for-sale investments, net of tax	(7,809)	(4,754)	(5,005)	(12,755)	(17,525)

Total comprehensive income (loss)	$(10,033)	$(11,950)	$(16,986)	$(3,849)	$(11,324)

The accompanying notes to consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND PARENT COMPANY EQUITY
Six Months Ended December 31, 2001 and Years ended June 30, 2001, 2000 and 1999
(In thousands)

								Total Stock-
								holders'
						Accumulated		and
	Common Stock		Additional	Parent		Other		Parent
			Paid-In	Company	Retained	Comprehensive	Treasury	Company
	Shares	Amount	Capital	Equity	Earnings	Income	Stock	Equity

Balance at June 30, 1998	8,861	$—	$9,621	$4,961	$—	$43,833	$—	$58,415
Other advances to Collagen Aesthetics, Inc.	(14)	—		(290)	—	—	—	(290)
Separation from Collagen Aesthetics, Inc.	—	9	5,158	(5,167)	—	—	—	—
Stock-based compensation	—	—	12	—	—	—	—	12
Common stock issuance from exercise of stock options and employee stock purchase plan	106	—	402	—	—	—	—	402
Net income	—	—	—	496	5,705	—	—	6,201
Decrease in unrealized gain on investments, net of tax	—	—	—	—	—	(17,525)	—	(17,525)
Treasury stock purchased	(515)	—	—	—	—	—	(1,974)	(1,974)

Balance at June 30, 1999	8,438	9	15,193	—	5,705	26,308	(1,974)	45,241
Stock-based compensation	—	—	83	—	—	—	—	83
Common stock issuance from exercise of stock options and employee stock purchase plan	808	1	5,295	—	—	—	—	5,296
Net income	—	—	—	—	8,906	—	—	8,906
Decrease in unrealized gain on investments, net of tax	—	—	—	—	—	(12,755)	—	(12,755)

Balance at June 30, 2000	9,246	10	20,571	—	14,611	13,553	(1,974)	46,771
Stock-based compensation	—	—	(8)	—	—	—	—	(8)
Common stock issuance from exercise of stock options and employee stock purchase plan	174	—	771	—	—	—	—	771
Net loss	—	—	—	—	(11,981)	—	—	(11,981)
Decrease in unrealized gain on investments, net of tax	—	—	—	—	—	(5,005)	—	(5,005)

Balance at June 30, 2001	9,420	10	21,334	—	2,630	8,548	(1,974)	30,548
Stock-based compensation	—	—	283	—	—	—	—	283
Common stock issuance from exercise of stock options and employee stock purchase plan	29	—	120	—	—	—	—	120
Net loss	—	—	—	—	(2,224)	—	—	(2,224)
Decrease in unrealized gain on investments, net of tax	—	—	—	—	—	(7,809)	—	(7,809)

Balance at December 31, 2001	9,449	$10	$21,737	$—	$406	$739	$(1,974)	$20,918

The accompanying notes to consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)

	Six Months
	Ended December 31,		Years Ended June 30,

	2001	2000	2001	2000	1999

		Unaudited
Cash flows from operating activities:
Net income (loss)	$(2,224)	$(7,196)	$(11,981)	$8,906	$6,201
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	283	(11)	—	83	12
Depreciation and amortization	1,129	1,210	2,132	2,370	1,311
Equity in losses of affiliates	—	—	—	20	—
Impairment of investments	5,293	—	—	—	1,321
Loss on disposal of property and equipment	—	—	55	—	174
Cumulative effect of accounting change	—	(129)	(129)	—	—
Realized gains on investments	(16,032)	(673)	(726)	(31,763)	(36,269)
Deferred revenue	(189)	92	708	1,250	—
Deferred income taxes	1,116	—	(1,408)	498	(1,149)
Decrease (increase) in assets:
Accounts receivable	(178)	(234)	(385)	817	(423)
Inventories	241	(1,312)	(718)	(1,532)	(895)
Income tax receivable and current deferred tax asset	3,888	(1,602)	(4,304)	—	—
Other	181	(279)	208	955	153
Increase (decrease) in liabilities:
Accounts payable, accrued liabilities and other	46	1,797	(159)	(2,852)	88
Income taxes payable	(254)	—	223	(273)	653

Total adjustments	(4,476)	(1,141)	(4,503)	(30,427)	(35,024)

Net cash used in operating activities	(6,700)	(8,337)	(16,484)	(21,521)	(28,823)

Cash flows from investing activities:
Proceeds from sale of investments	13,697	8,021	8,021	23,107	34,786
Proceeds from disposition of fixed assets	—	100	136	—	—
Proceeds from sales of other affiliate stock	—	—	—	—	1,133
Proceeds from equity collars	—	1,646	4,192	4,893	2,769
Proceeds from maturities of short-term investments	—	—	—	—	1,016
Proceeds from sale of restricted cash investments	470	—	818	—	—
Purchases of restricted cash investments	—	—	—	(3,800)	—
Expenditures for property and equipment	(405)	(310)	(701)	(1,105)	(5,661)
Increase in other assets	—	—	—	(385)	—

Net cash provided by investing activities	13,762	9,457	12,466	22,710	34,043

Cash flows from financing activities:
Proceeds from sale-leaseback of equipment and leasehold improvements	—	—	—	4,188	—
Payment of capital lease obligation	(518)	(396)	(806)	(757)	—
Proceeds from short-term borrowings	—	—	—	—	3,250
Repayment of short-term borrowings	—	—	—	—	(3,250)
Purchase of treasury stock	—	—	—	—	(1,974)
Proceeds from exercise of stock options and employee stock purchase plan	120	393	771	5,295	402

Net cash provided by (used in) financing activities	(398)	(3)	(35)	8,726	(1,572)

Net increase (decrease) in cash and cash equivalents	6,664	1,117	(4,053)	9,915	3,648
Cash and cash equivalents at beginning of period	10,101	14,154	14,154	4,239	591

Cash and cash equivalents at end of period	$16,765	$15,271	$10,101	$14,154	$4,239

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$92	$122	$229	$224	$15
Income taxes (net of refunds)	$(3,203)	$—	$—	$1,770	$4,185

The accompanying notes to consolidated financial statements are an integral part of these statements.

COHESION TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001

1. Summary of Significant Accounting Policies

   Basis of Presentation

     Cohesion Technologies, Inc. (“Cohesion” or the “Company”) was organized in June 1997 as a Delaware corporation and a wholly-owned subsidiary of Collagen Aesthetics, Inc. formerly known as Collagen Corporation (“Collagen”), and now known as McGhan Medical (“McGhan”) since Collagen was acquired by Inamed Corporation. In fiscal 1998, Collagen proceeded to separate its Aesthetic Technologies Group and its Collagen Technologies Group (“CTG”) into two independent, publicly-traded companies. CTG’s business activities focused on the design, development, manufacture and commercialization of innovative resorbable biomaterials, adhesive technologies, and delivery systems in the fields of tissue repair and regeneration. On August 18, 1998, Collagen distributed as a dividend to its stockholders, one share of the Company’s common stock for each share of Collagen common stock outstanding (the “distribution”). The financial statements of Cohesion include the operating results of Cohesion Corporation, a subsidiary of the Company, since the acquisition of Cohesion Corporation by Collagen in fiscal 1996 (see Note 8, “Acquisitions of Cohesion Corporation”).

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

     Cohesion determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. All of Cohesion’s debt and equity securities are classified as available-for-sale. The carrying value of available-for-sale debt securities approximates fair value because of the short-term maturity of these investments. Both realized and unrealized gains and losses on debt securities were immaterial as of December 31, 2001, June 30, 2001 and 2000 and for the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999. Marketable equity securities are carried at fair value with the unrealized gains and losses, net of tax, included in other comprehensive income. Restricted equity securities are carried at cost or estimated realizable value, if less. The cost of securities sold is based on the specific identification method. The fair value of public equity securities held is based upon quoted closing market prices.

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

   Restricted Cash

     At December 31, 2001 and June 30, 2001 and 2000, the current portion of restricted cash was $899,000, $867,000 and $792,000, respectively, and other long-term assets included $1.7 million, $2.2 million, and $3.0 million of restricted cash. The restricted cash represents collateral for equipment held under the Company’s capital lease and consists of an investment in a money market fund.

   Derivative Instruments, Hedging Activities and Change in Accounting Principle

     At June 30, 2001, Cohesion held 725,720 shares of Boston Scientific common stock. In order to manage the risk of market fluctuations in the price of this stock, Cohesion entered into certain costless collar instruments (the “Collars”), to hedge a portion of the Boston Scientific equity securities against changes in market value. A costless collar instrument is a combination of a purchased put option and a written call option on a specific equity security such that the cost of the purchased put and the proceeds of the written call offset each other. Therefore, there was no initial cost or cash outflow for these instruments. Cohesion obtained the Collars with expiration dates and numbers of shares so that the potential adverse impact of movements in market price of the stock would be at least partially offset by an associated increase in the value of the Collars. At December 31, 2001 and June 30, 2001, Cohesion did not hold any equity collars.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. FAS 133 was effective for the Company as of July 1, 2000. The cumulative effect of the change in accounting related to the adoption of FAS 133 resulted in a decrease to the net loss of approximately $129,000, net of tax, at the date of adoption.

     Under FAS 133, the Company’s costless collar instruments on Boston Scientific common stock were considered to be derivatives and were carried on the balance sheet at fair value. The fair value of collar instruments was determined by broker quotes. The Company had designated the collar instruments as a “fair value” hedge against certain fluctuations in the market price of Boston Scientific common stock. Changes in the intrinsic values of the options underlying the collar (measured as the difference between the current market price and the strike price) were considered to be effective in offsetting the overall changes in the fair value of the investment. Other components of the change in the fair value of the options underlying the collar, including changes in the time value of the options, were considered to be an ineffective portion of the hedge. The ineffective portion of the hedge is recognized currently in earnings as gains (losses) on investments, net. The effective portion of the hedge is recorded as an adjustment to the cost basis of the Boston Scientific common stock. The Boston Scientific common stock is classified as available-for-sale and is carried at fair value with unrealized gains and losses, net of tax, recorded in other comprehensive income. As of June 30, 2001, the effective portion of the hedge resulted in a reduction of the cost basis and a corresponding increase in the unrealized gain of the Boston Scientific common stock. Until the hedged asset is sold, the unrealized gain is deferred and recorded as accumulated other comprehensive income. Equity collar instruments that do not qualify for hedge accounting or early termination of these instruments would be recognized in other income (expense).

     Prior to July 1, 2000, realized gains and losses on the Collars were recorded in other income (expense) with the related gains from the sale of the stock. Unrealized gains and losses on these instruments, net of tax, were recorded as an adjustment to other comprehensive income.

   Inventories

     Inventories are valued at the lower of cost, determined on a standard cost basis which approximates average cost, or market. The Company generally writes-down its finished goods inventory on hand in excess of twelve months forecasted sales volumes. Exceptions to this general policy are made to take into account the product expiration dates and anticipated design changes. Work-in-process includes inventory stored at a stage preceeding final assembly and packaging. Inventories comprise the following at December 31, 2001 and June 30, 2001 and 2000, respectively:

		June 30
	December 31,
	2001	2001	2000

	(In thousands)
Raw materials	$861	$1,157	$692
Work-in-process	1,237	842	925
Finished goods	367	707	891

	$2,465	$2,706	$2,508

   Property and Equipment

     Depreciation and amortization of property and equipment, which is stated at cost, are provided on the straight-line method over estimated useful lives as follows:

Machinery and equipment	3 - 7 years
Leasehold improvements	Term of lease, current lease expires November 2004

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

   Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements (“SAB 101”), which provides guidance on the accounting for revenue recognition. The Company receives payments from customers for product sales and licenses. The license payments are generally non-refundable but are reported as deferred revenue until they are recognizable as revenue. The Company follows the following principles in recognizing revenue:

Product Sales: Revenue from product sales, including shipment to distributors, is recognized upon transfer of title, which is generally upon shipment, net of allowances for estimated future returns.

License Fees and Milestone Payments: Fees to license distribution rights of the Company’s products are recognized over the period of the distribution agreement. Milestone payments are recognized as revenue when the milestone is achieved.

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

   Earnings Per Share

     Basic earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding for the period. The computation of diluted EPS includes the effects of stock options, warrants and convertible preferred stock, if such effect is dilutive. Options that had an exercise price greater than their average market price during the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 were excluded, as their inclusion would have been anti-dilutive. Below is a reconciliation between the basic and diluted weighted average common and common-equivalent shares for the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999 (in thousands):

		June 30,
	December 31,
	2001	2001	2000	1999

Basic (weighted average common shares outstanding)	9,422	9,322	8,756	8,550
Dilutive effect of stock options	—	—	801	85

Weighted average common shares outstanding, assuming dilution	9,422	9,322	9,557	8,635

   Concentration of Credit Risk

     Cohesion sells its line of collagen-based materials for research applications, which include Vitrogen, Cell Prime and other bulk collagen products, to various universities and institutions. CoStasis™ is sold to U.S. Surgical (“USS”) in the U.S. Both CoStasis and CoSeal are sold to USS/Tyco Healthcare and certain specialty distributors in Europe. Cohesion performs ongoing credit evaluations of its customers and generally does not require collateral. Cohesion maintains reserves for potential credit losses and such losses have been within management’s expectations. Cohesion allows, on occasion, its customers to return product for credit, and also allows customers to return defective or damaged product for credit or replacement. Written authorization from Cohesion is required to return merchandise. Some domestic and foreign customers are subject to extended payment terms. These practices have not had a material effect on Cohesion’s working capital. Expenses related to uncollectible accounts have not been material for any period reflected in the financial statements (no material charges).

   Stock-Based Compensation

     The Company accounts for employee stock based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for options issued to employees.

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

     In October 2001, the FASB issued FAS 144 on Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The primary objectives of FAS 144 are to develop one accounting model based on the framework established in FAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues. Our adoption of FAS 144 on January 1, 2002 is not expected to have a material impact on our financial position and results of operations.

2. Restructuring & Asset Impairment

     In November 2001, the Company announced and implemented a plan to redirect the focus of its resources on technology platforms specific to its first two products, CoStasis and CoSeal. Given its financial resources, the Company concluded it could no longer continue to fund all existing research and development programs while at the same time, build the sales and marketing infrastructure needed to support direct sales of CoSeal in the U.S. As a result, certain research and development activities were curtailed by December 31, 2001. The Company reduced its workforce by approximately 20%, or 17 employees, which affected primarily research and development personnel. All affected employees were terminated as of that date, except for three employees having later termination dates through March 2002. Severance payments will be made over a specified period of time, not to exceed one year. The company also incurred costs to shutdown a clinical trial and identified certain fixed assets associated with curtailed R&D programs as impaired. The Company expects to disposition the equipment by the end of calendar 2002. The Company reported a $640,000 charge for Restructuring and Other costs in the quarter ended December 31, 2001, which was comprised of $385,000 for severance and related costs, $21,000 for clinical trial shutdown costs, and $235,000 for fixed asset writedowns. The severance and related costs included severance, outplacement services and related insurance costs. The fixed assets associated with curtailed R&D programs are held-for-disposal under Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and are not in use. As a result of its restructuring activities, the Company expects to reduce annual research and development and administrative expenses by approximately $1.5 million. As of December 31, 2001 approximately $100,000 had been paid for severance and $20,000 for other related shutdown costs. The remaining restructuring payments are expected to be paid by July 2002.

3. NeuColl, Inc.

     In February 1999, the Company formed a new subsidiary, NeuColl, Inc., to commercialize products in the orthopedics field, which include Collagraft and NeuVisc™, a collagen-based intra-articular implant for the treatment of pain related to osteoarthritis. During the quarter ended March 31, 2000, NeuColl obtained $4 million in financing from a third party, $2 million of which was received in February 2000 and the remaining $2 million on March 31, 2000, reducing the Company’s ownership interest from 100% to approximately 60% and 39%, respectively. For the quarter ended March 31, 2000, the Company consolidated NeuColl’s operating results in its results of operations and reported the related minority interest benefit of $133,000 for a two-month period. Upon receipt of the second tranche of financing on March 31, 2000, the Company’s voting interest in NeuColl decreased below 50%. Accordingly, Neucoll’s operations were no longer consolidated from that date forward, and the Company began to report its share of NeuColl’s operating results under the equity method of accounting. As of December 31, 2001 and June 30, 2001, the Company’s receivable balance from NeuColl was approximately $4,000 and $38,000, respectively, with no carrying value assigned to the investment. The Company holds a warrant to purchase an additional 3.0 million shares of common stock in NeuColl, which expires in February 2006. Cohesion entered into a Service Agreement with NeuColl, effective February 1999, which provided NeuColl facility and general and administrative services at specified costs through June 2001. Reimbursements from NeuColl under the service agreement totaled approximately $199,000 and $360,000 in fiscal 2001 and 2000, respectively.

4. Marketing and Distribution Agreement with U.S. Surgical and Tyco Healthcare Group

     In September 2000, Cohesion entered into a marketing and distribution agreement with Tyco Healthcare Group AG (“Tyco”) for CoSeal. The Tyco territories include the European Union, Eastern Europe, Middle East, Russia and certain other countries in Asia and Africa. In November 1999, Cohesion entered into a marketing and distribution agreement with USS/Tyco Healthcare Group for CoStasis. The U.S. Surgical/Tyco Healthcare Group territories include the U.S., European Union, Eastern Europe, Latin America, Middle East, Australia, New Zealand and India. The agreements with U.S. Surgical and Tyco Healthcare Group provide for upfront license fees received upon signing ($500,000 for CoStasis and $1.0 million for CoSeal), cost sharing for joint development programs, and minimum annual purchases to maintain exclusivity and in the case of CoSeal, to also be able to exercise a renewal option. With respect to CoStasis, the agreement included a $500,000 milestone payment upon receiving FDA approval, a $250,000 milestone payment received in April 2000 and additional milestone payments due upon successful completion of new delivery systems. The Company received a $1.0 million upfront license fee in fiscal 2001 upon signing of the CoSeal agreement, which is being recognized over the period of the distribution agreement. The Company received $1.25 million in payments from USS/Tyco in fiscal 2000, of which $0.5 million was recognized as Other Revenue in the statement of operations, and the remaining $0.75 million was deferred for recognition in future periods. In accordance with our revenue recognition policy, fees for license distribution rights are recognized over the period of the distribution agreement while milestone payments are recognized when the milestone is achieved. The revenue recognized on these agreements was $189,000 for the six months ended December 31, 2001 and $291,000 and $500,000 for fiscal 2001 and 2000, respectively.

5. Contractual Agreements with McGhan Medical

     Cohesion entered into various intercompany agreements with Collagen effective January 1, 1998. Under the terms of the Collagen Supply Agreement, McGhan Medical supplies certain products to Cohesion at a price equal to a multiple of McGhan’s cost until the later of March 15, 2004 or after eighteen months written termination notice by either party. Under the terms of the Recombinant Technology and Development License Agreement, Cohesion and McGhan Medical are collaborating to develop recombinant human collagen and provide for cost sharing of the project until certain milestones are met. Reimbursements for the six months ended December 31, 2001 and fiscal 2001, 2000 and 1999 were approximately $-0-, $723,000, $304,000 and $964,000, respectively, and are recorded as a reduction of research and development expense. The Recombinant Technology and Development License Agreement, which may be terminated by either party with nine months written notice, also provides for license fees payable to Cohesion by McGhan Medical. The Tax Allocation Agreement provides that Collagen will be responsible for all taxes prior to the distribution date and Cohesion will be responsible for all of its tax liabilities subsequent to that date.

6. Investments in Debt Securities

     As of December 31, 2001 and June 30, 2001 and 2000, corporate debt securities were held in various short-term corporate obligations totaling and $7,610,000, $9,475,000 and $12,510,000, respectively. Available-for-sale debt securities are carried at amortized cost, which approximates fair value. During the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999, the Company had no sales of its available-for-sale debt securities. For the periods presented, the Company’s investments in debt securities had an original maturity from the date of purchase of three months or less and are classified as cash equivalents.

7. Investments in Equity Securities

     The following is a summary of the aggregate estimated fair value, gross unrealized gains and losses and cost of the Company’s investments in available-for-sale equity securities:

		June 30,
	December 31,
	2001	2001	2000

Cost	$—	$7,150	$14,316
Gross unrealized losses	—	(714)	—
Gross unrealized gains	739	10,768	20,649

	739	17,204	34,965
Value of equity collars	—	—	2,198

Estimated fair value	$739	$17,204	$37,163

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

     At June 30, 1999, the Company determined that its cost basis in Innovasive Devices had incurred other-than-temporary impairment and adjusted the cost basis down to market value. The resulting $1.3 million write-down in cost basis at June 30, 1999, was included in “Impairment of investment “ in the accompanying consolidated statements of operations.

   Realized Gain on Business Combinations

     In June 2000, the shares of common stock of Innovasive Devices were exchanged for 80,005 shares of Johnson & Johnson common stock as a result of a business combination between the two companies. At the time of the exchange, Cohesion realized a gain of $4.4 million, which is included in “Realized gain on investments” in the accompanying consolidated statement of operations. In July 2000, the shares of Johnson & Johnson common stock were sold for net proceeds of $8,021,000.

8. Acquisitions of Cohesion Corporation

     Collagen increased its ownership position in Cohesion Corporation from approximately 40% to 81% in May 1996 and from 81% to approximately 99% in December 1997. Cohesion Corporation was a privately-held company developing novel biomaterials in the area of hemostats, biosealants, and adhesion prevention barriers for surgical applications. At June 30, 1998, there were additional vested and unvested options outstanding providing for the purchase of the remaining shares of Cohesion Corporation common stock. In September 1998, the Company’s Board of Directors approved a program to cancel the remaining options to purchase shares of the common stock of Cohesion Corporation (the “Canceled Options”). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the “Option Payment”). The Company made these Option Payments ratably over the original vesting period of the Canceled Option so long as the holder thereof remained an employee or consultant of the Company. The Company recorded compensation expense of approximately $0.1 million, $0.4 million, $1.4 million and $3.4 million for the six-months ended December 31, 2001 and in fiscal 2001, 2000 and 1999, respectively. All remaining payments under this program were completed as of December 31, 2001.

9. Capital Lease Obligation

     During fiscal 2000, the Company entered into a lease agreement that covers manufacturing equipment and leasehold improvements. The lease has a term of 48 months with an option at the end of the lease term for either a one year extension or a purchase of all leased assets at 20% of the leased amount. Assets under capital lease were $4,396,000, $4,192,000, and $4,192,000 as of December 31, 2001, June 30, 2001 and 2000, respectively. Accumulated amortization on assets under capital lease was $1,824,000, $1,406,000, and $774,000, respectively. Rental payments are based on a monthly equivalent rental payment factor of the amount leased. As of December 31, 2001, the capital lease obligation is secured by equipment and $2,640,000 of restricted cash. The following is a schedule of future minimum lease payments as of December 31, 2001 (in thousands):

2002	$1,035
2003	1,336
2004	—

	2,371	Total future minimum lease payments
	(173)	Less: Amount representing interest

	2,198	Present value of net minimum lease payments
	899	Current portion of capital lease obligation

	$1,299	Long term portion of capital lease obligations

10. Commitments

   Minimum lease payments

     Future minimum lease payments to third parties under non-cancelable operating leases at December 31, 2001 are as follows (in thousands):

2002	$654
2003	654
2004	599
2005	—
2006 and thereafter	—

Total minimum lease payments	$1,907

     Rental expense was $327,000, $622,000, $654,000 and $814,000 for the six months ended December 31, 2001 and for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

   Short-Term Borrowing Agreement

     Through the fiscal year ended June 30, 2001, the Company had a short-term borrowing arrangement with a securities brokerage firm. The interest rate on the demand loan was based on LIBOR + 1-1/8% and any borrowings would be collateralized by the Company’s investment in Boston Scientific common stock (see Note 6, “Investments in Equity Securities”). At June 30, 2001, there was no balance outstanding under the arrangement. This borrowing arrangement was no longer available to the Company since the quarter ended September 30, 2001 as all of the underlying collateral had been sold.

11. Stockholders’ and Parent Company Equity

   Parent Company Equity

     Cohesion’s equity account with its parent company, Collagen, was closed out to Additional Paid-in Capital as of the distribution date. Retained earnings was established thereafter, and includes net income for the Company since August 19, 1998.

   Preferred Stock

     The Company has authorized 5,000,000 shares of preferred stock with a par value of $0.001 per share. The preferred stock may be issued from time to time in one or more series, without further stockholder approval. Within the limitations and restrictions stated in the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors may, by resolution, fix or alter the dividend rights, dividend rate, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), redemption price or prices, and liquidation preferences of any wholly unissued series of preferred stock, and the number of shares constituting any such series and the designation thereof, or any of them, and to increase or decrease the number of shares of any series subsequent to the issue of shares of that series, but not below the number of shares of such series then outstanding.

   Options Held by Employees and Consultants

     Each employee (including officers) and consultant of Collagen or any subsidiary of Collagen who, immediately prior to August 18, 1998, the distribution date, held a vested but not exercised stock option to purchase shares of Collagen common stock, in connection with the distribution, received two new options in replacement of the original option, one to acquire shares of Collagen common stock and the other to acquire shares of the Company’s Common Stock. Each new option gave the holder the right to purchase a number of shares equal to the number of shares in the original option.

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

     The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Company’s Board and the Collagen Board. The exercise price of each option was not intended to result in any compensation expense to the Company or Collagen. All other terms of the new options other than the exercise price are the same as those of the original options provided, however, that service as an employee or consultant of Cohesion Corporation or the Company shall be equivalent to providing service as an employee or consultant of Collagen.

   Options for Nonemployee Directors

     Each nonemployee director of Collagen or any subsidiary of Collagen who, immediately prior to the distribution date, held a vested but not exercised option to purchase shares of Collagen common stock, in connection with the distribution, received two new options in replacement of the original option, one to acquire shares of Collagen common stock and the other to acquire shares of the Company’s Common Stock (“Vested Restructured Options”). Each new option gave the holder the right to purchase a number of shares equal to the number of shares in the original option. Each nonemployee director of Collagen who, immediately prior to the distribution date, held an unvested stock option to purchase shares of Collagen common stock, in connection with the distribution, received a new option in replacement of the original option to acquire the same number of shares of Common Stock of the entity (Collagen or the Company) for which such optionee will serve as a director following the Distribution (“Unvested Restructured Options”).

     The exercise price of each new option was determined in accordance with Emerging Issues Task Force Issue 90-9 as agreed upon by the Collagen Board of Directors and the Company’s Board of Directors. The exercise price of each new option was not intended to result in any compensation expense to Collagen or the Company. All other terms of the new options are the same as those of the original options; provided, however, that service as a director of Cohesion Corporation or the Company shall be equivalent to providing service as a director of Collagen.

     Following the distribution, each nonemployee director of Collagen and Cohesion is eligible to participate in the Company’s 1998 directors’ stock option plan adopted by the company for which he or she serves as a director and to receive automatic annual option grants pursuant to such plan.

   Stock Option Plans

     The Company has various stock option plans under which stock options may be granted to officers, directors, employees and consultants to purchase the Company’s common stock. The options are granted at no less than fair market value at the dates of grant and generally expire after ten years. Stock options generally become exercisable at the rate of two percent per month beginning the first full month after the date of grant for fifty months with an initial cliff period of one year.

     At December 31, 2001, the total number of shares of common stock reserved for issuance under the Company’s Restated 1998 Stock Option Plan and the 1998 Directors’ Stock Option Plans were 2,206,969 shares and 201,300 shares, respectively. Shares of common stock reserved for issuance outside of the approved pool were 365,000 shares.

     Stock option activities under Cohesion’s Stock Option Plans were as follows:

			Weighted
			Average
			Exercise
			Price	Number
	Number	Option Exercise Price	Per	of Shares
	of Shares	Range per Share	Share	Exercisable

Outstanding at June 30, 1998	—		—
Granted	2,295,660	$2.90 — $ 8.19	$4.94
Exercised	(34,789)	3.59 — 6.42	5.31
Forfeitures or expired	(111,283)	2.90 — 7.54	5.07

Outstanding at June 30, 1999	2,149,588	3.63 — 8.19	$4.92	948,115
Granted	287,659	5.56 — 13.88	8.54
Exercised	(727,726)	4.06 — 9.38	5.42
Forfeitures or expired	(292,687)	4.06 — 12.06	4.90

Outstanding at June 30, 2000	1,416,834	$3.63 — $13.88	$5.41	636,509
Granted	518,950	3.50 — 11.81	7.97
Exercised	(88,516)	4.06 — 9.38	4.88
Forfeitures or expired	(198,693)	4.06 — 13.00	7.29

Outstanding at June 30, 2001	1,648,575	$3.50 — $13.88	$6.02	834,227
Granted	1,015,250	2.54 — 5.30	3.09
Exercised	(15,700)	4.06 — 4.06	4.06
Forfeitures or expired	(225,507)	2.54 — 12.13	5.82

Outstanding at December 31, 2001	2,422,618	$2.54 — $13.88	$4.82	935,039

Available for grant at December 31, 2001	350,651

   Employee Stock Purchase Plan

     The Company’s 1998 Employee Stock Purchase Plan (the “1998 Purchase Plan”) was adopted by the Board of Directors and approved by Collagen as the sole stockholder in April 1998 and amended in October 2000. In August 2001, the Company’s Board of Directors adopted the 2001 Employee Stock Purchase Plan (the “2001 Purchase Plan”), which was approved by the Company’s stockholders in October 2001, to succeed the 1998 Purchase Plan. A total of 250,000 shares and 400,000 shares of Common Stock were reserved for issuance under the 1998 and 2001 Purchase Plans, respectively. During the six months ended December 31, 2001 and fiscal 2001 and 2000, 13,246 shares, 85,516 shares and 80,434 shares, respectively, were purchased under the 1998 Purchase Plan. The final offering period under the 1998 Purchase Plan ended on December 31, 2001 and no additional shares will be purchased under that plan. The average issuance price for the six months ended December 31, 2001 was $4.23 per share. The 1998 and 2001 Purchase Plans each consist of a series of overlapping offering periods of 12 months. Offering periods under the 1998 Purchase Plan (other than the first offering period) commenced on January 1 and July 1 of each year and offering periods under the 2001 Purchase Plan commence on December 1 and June 1 of each year. Offering periods under both plans also consist of two consecutive purchase periods of six months’ duration. The initial offering period for the 1998 Purchase Plan commenced on August 19, 1999 and ended on June 30, 2000, and the initial purchase period ended on December 31, 1998. The initial offering period for the 2001 Purchase Plan began on December 1, 2001 and will end on November 30, 2002 and the initial purchase period will end on May 31, 2002. Under both Purchase Plans, the Company’s employees, subject to certain restrictions, may purchase shares at a price equal to the lower of 85% of the fair market value of the Company’s Common Stock at the beginning of each offering period or at the end of each purchase period.

   Pro Forma Information

     Pro forma information regarding net income (loss) is required by SFAS 123. Prior to fiscal 1999, Cohesion and its subsidiaries had accounted for Cohesion Corporation employee stock options granted subsequent to Cohesion’s acquisition of a majority ownership in Cohesion Corporation in May 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for the six months ended December 31, 2001 and fiscal years 2001, 2000 and 1999:

	Six Months
	Ended	Years Ended June 30,
	December 31,
	2001	2001	2000	1999

Risk free interest rate	3%	4%	6%	6%
Expected volatility factor of the market price of common stock	0.826	0.712	0.598	0.490
Dividend payments	$0.00	$0.00	$0.00	$0.00
Weighted average expected life	3 years	3 years	3 years	3 years

     The pro forma impact is not representative of future years, as future years will include the effect of options vesting as well as the impact of multiple years of stock option grants.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options’ vesting period. Cohesion’s pro forma information follows (in thousands):

	Six Months
	Ended	Years Ended June 30,
	December 31,
	2001	2001	2000	1999

Pro forma net income (loss)	$(2,224)	$(13,027)	$8,262	$5,744
Pro forma earnings (loss) per common share — basic	$(0.29)	$(1.40)	$0.94	$0.67
Pro forma earnings (loss) per common share — assuming dilution	$(0.29)	$(1.40)	$0.86	$0.67

     The following table summarizes information about Cohesion’s stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

			Weighted
			Average	Number
		Weighted	Remaining	Exercisable as	Weighted
Range of	Number	Average	Contractual	Of December 31,	Average
Exercise Prices	Outstanding	Exercise Price	Life	2001	Exercise Price

$ 2.54 — $ 3.80	902,290	$2.97	9.77	13,693	$3.20
4.06 — 4.97	800,993	4.21	6.94	542,018	4.18
5.00 — 6.00	271,846	5.55	6.61	158,942	5.54
6.13 — 13.88	447,489	9.26	7.60	220,386	8.87

$ 2.54 — $ 13.88	2,422,618	4.84	8.08	935,039	5.50

     The weighted-average fair value of options granted during the six months ended December 31, 2001 and fiscal years ended June 30, 2001, 2000 and 1999 was $3.09, $4.62, $5.41 and $1.62 per share, respectively.

   Cohesion Corporation Subsidiary Stock Options

     In April 1996, the Board of Directors of Cohesion Corporation approved the adoption of the 1996 Cohesion Corporation Stock Option Plan, which authorized the issuance of 475,000 shares of Cohesion Corporation common stock under the plan. In May 1997, the Board of Directors of Cohesion Corporation authorized the issuance of an additional 300,000 shares of Cohesion Corporation stock under the plan. Stock options were granted to officers, directors, key employees and consultants to purchase Cohesion Corporation common stock. In September 1998, the Company’s Board of Directors approved a program to cancel options to purchase shares of common stock of Cohesion Corporation (the “Canceled Options”). In connection with such program, the Company offered to pay each holder of Canceled Options a per share amount equal to the excess of $16.70 over the exercise price of the Canceled Option (the “Option Payment”). The Company made these Option Payments ratably over the original vesting period of the Canceled Option so long as the former holder thereof remained an employee or consultant of the Company or Cohesion Corporation. The Company recorded $0.1 million, $0.4 million, $1.4 million and $3.4 million of compensation expense related to these Canceled Options during the six months ended December 31, 2001, and fiscal years 2001, 2000 and 1999, respectively.

     Stock option activities under the Cohesion Corporation Stock Option Plan were as follows:

			Weighted
			Average
			Exercise
			Price	Number
	Number	Option Exercise Price	Per	of Shares
	of Shares	Range per Share	Share	Exercisable

Outstanding at June 30, 1998	354,204	$0.20 — $0.70	$0.54	354,204
Canceled Options	(354,204)

Outstanding at June 30, 1999	—			—

   Stockholders’ Rights Plan

     On April 21, 1999, the Board of Directors of the Company adopted a Rights Agreement, and has authorized and declared a dividend of one preferred share purchase right (a “Right”) for each common stock outstanding at the close of business on May 19, 1999. When exercised, each Right will entitle stockholders to purchase 1/1000 of a share of Series A Junior Participating Preferred Stock of the Company at a price of $25.00 per 1/1000 preferred stock share. The Rights only become exercisable in certain limited circumstances involving acquisitions of or tender offers of 15% or more of the Company’s common stock. At any time prior to the announcement of any such acquisition or offer, the Rights are redeemable by the Company at a price of $0.01 per Right. The Rights expire on April 21, 2009.

12. Segment and Geographical Information

     The Company develops proprietary surgical products, including bioresorbable hemostatic devices and biosealants for tissue repair and regeneration. The Company operated in the following two segments until it reduced its ownership interest in the NeuColl orthopedics subsidiary during the March 2000 quarter: 1) the surgical business, and 2) an orthopedic business. Both segments reported to the Chief Executive Officer (“CEO”) of Cohesion who allocated resources to each segment. The CEO was identified as the Chief Operating Decision Maker as defined by SFAS 131. Currently, management does not allocate assets between, or evaluate operating profit or loss of the two segments.

     The following table shows revenue by segment by year (in thousands):

	Six Months Ended	Years Ended June 30,
	December 31,
Segment Revenue	2001	2001	2000	1999

Orthopedic	$—	$—	$1,176	$1,936
Surgical	1,690	2,981	1,322	658

	$1,690	$2,981	$2,498	$2,594

     During fiscal years 2000 and 1999, Cohesion, through its orthopedic unit NeuColl, realized Orthopedic product sales of $1.2 million and $1.9 million, respectively. As of March 31, 2000, Cohesion’s ownership interest in NeuColl fell below 50%. From that date forward NeuColl’s operations were no longer consolidated with the results of the Company. Sales of surgical products to U.S. Surgical/Tyco Healthcare were $1.1 million, $1.7 million and $0.3 million for the six months ended December 31, 2001 and fiscal years 2001 and 2000, respectively. Sales of orthopedic products to Zimmer, Inc. were $1.0 million and $1.8 million for fiscal years 2000 and 1999, respectively

     Export sales, which are denominated in U.S. dollars and represent substantially all the Company’s international sales, represent sales to the Company’s customers primarily throughout Europe. The following table displays sales by the Company to customers in different geographic areas, expressed as a percentage of product sales, by year:

	Six Months
	Ended	Years Ended June 30,
	December 31,
Geographic Product Sales	2001	2001	2000	1999

United States	63%	80%	75%	92%
France *	24%	10%	—	—
Other countries **	13%	10%	25%	8%

Total product sales	100%	100%	100%	100%

*	Represents shipments to distribution point and not sales to end customers.

**	Less than 10% of product sales on an individual country basis.

13. Income Taxes

     Cohesion uses the liability method of accounting for income taxes required by SFAS No. 109. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Cohesion’s deferred tax assets and liabilities as of December 31 and June 30, 2001 are presented below (in thousands):

		June 30,
	December 31,
	2001	2001	2000

Deferred tax liabilities:
Unrealized gain on equity investments	$—	$6,298	$11,927

Total deferred tax liabilities	—	6,298	11,927

Deferred tax assets:
Equity in losses of affiliates	—	1,141	—
State income taxes	(243)	(406)	(64)
Non-deductible accruals	1,122	946	1,238
Tax benefit carryforwards	1,475	1,255	—
Unrealized gain on investments	2,318	—	—
Other	—	869	963
Valuation allowance	(4,672)	(1,255)	—

Total deferred tax assets	—	2,550	2,137

Net deferred tax liabilities	$—	$3,748	$9,790

     The valuation allowance increased by $3.4 million and $1.3 million during the six months ended December 31, 2001 and in fiscal 2001, respectively, and decreased by $3.4 million and $17,000 in fiscal 2000 and 1999, respectively. Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	Six Months
	Ended	Years Ended June 30,
	December 31,
	2001	2001	2000	1999

Current:
Federal	$(619)	$(2,786)	$1,498	$4,015
State	—	(1,348)	309	1,046

Total current	(619)	(4,134)	1,807	5,061

Deferred:
Federal	1,398	(1,806)	593	(913)
State	552	(638)	146	(230)

Total deferred	1,950	(2,444)	739	(1,143)

	$1,331	$(6,578)	$2,546	$3,918

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

	Six Months
	Ended	Years Ended June 30,
	December 31,
	2001	2001	2000	1999

Income (loss) before income taxes, minority interest and cumulative effect of accounting change	$(894)	$(18,688)	$11,319	$10,119

Expected tax at 35%	$(313)	$(6,541)	$3,962	$3,542
State income tax, net of federal benefit	—	(1,074)	421	518
Equity in losses of affiliates	—	—	(649)	(621)
Research credits	—	(291)	(220)	(181)
Investment gains and losses	—	—	(1,005)	525
Unbenefitted tax attributes	729	1,255	—	—
Change in valuation allowance	809	—	—	—
Other	106	73	37	135

	$1,331	$(6,578)	$2,546	$3,918

14. Comprehensive Income (Loss)

     The components of other comprehensive income and related tax effects were as follows:

		Years Ended June 30,
	December 31,
	2001	2001	2000	1999

Realized gain on investments	$(16,032)	$(726)	$(31,763)	$(34,948)
Tax	7,484	290	9,816	2,402

Realized gain, net of tax	(8,548)	(436)	(21,947)	(32,546)
Change in unrealized gain	739	(6,854)	14,995	24,504
Tax	—	2,285	(5,803)	(9,483)

Change in unrealized gain, net	739	(4,569)	9,192	15,021

Change in other comprehensive income	$(7,809)	$(5,005)	$(12,755)	$(17,525)

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

SUPPLEMENTARY QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data

Quarters ended	December 31	September 30

(In thousands, except per share amounts)
Six Month Period Ended December 31, 2001
Revenue	$911	$779
Cost of sales and manufacturing start-up costs	$1,582	$1,550
Selling, general and administrative	$2,789	$2,583
Research and development	$1,664	$2,731
Restructuring and asset impairment	$640	$—
Operating loss	$(5,764)	$(6,085)
Net gain on investments	$—	$10,739
Net income (loss)	$(5,680)	$3,456
Net income (loss) per share — basic & diluted	$(0.60)	$0.37

Quarters ended	June 30	March 31	December 31	September 30

(In thousands, except per share amounts)
FISCAL 2001
Revenue	$901	$809	$479	$792
Cost of sales and manufacturing start-up costs	$1,598	$1,857	$1,535	$1,211
Selling, general and administrative	$2,006	$1,606	$1,318	$1,569
Research and development	$2,139	$2,287	$3,072	$3,121
Operating loss	$(4,842)	$(4,941)	$(5,446)	$(5,109)
Net gain (loss) on investments	$9	$44	$(3)	$676
Income (loss) before cumulative effect of accounting change	$(1,773)	$(3,011)	$(4,653)	$(2,673)
Net loss	$(1,773)	$(3,011)	$(4,653)	$(2,544)
Income (loss) per share before cumulative effect of accounting change	$(0.19)	$(0.32)	$(0.50)	$(0.28)
Net loss per share — basic and diluted	$(0.19)	$(0.32)	$(0.50)	$(0.27)
FISCAL 2000
Revenue	$702	$849	$503	$444
Cost of sales and manufacturing start-up costs	$517	$1,308	$942	$713
Selling, general and administrative	$1,419	$1,588	$1,785	$1,977
Research and development	$2,986	$3,669	$3,223	$3,558
Operating loss	$(4,220)	$(5,716)	$(5,447)	$(5,804)
Net gain on investments	$5,231	$1,511	$12,322	$12,699
Net income (loss)	$2,793	$(2,257)	$4,177	$4,193
Net income (loss) per share — basic	$0.31	$(0.25)	$0.49	$0.50
Net income (loss) per share — assuming dilution	$0.28	$(0.25)	$0.47	$0.49

The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol CSON. The Company does not expect to pay dividends in the near future.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The table below lists the information regarding our directors as of February 28, 2002. Information on management is included in Item 1 — Business — Executive Officers.

Name	Age	Principal Occupation	Director Since

John R. Daniels, M.D.(1)(2)	63	Associate Professor of Medicine/Oncology, University of Southern California	1998
Craig T. Davenport(2)	49	Chief Executive Officer, the D.W. Group, a private investment and advisory services company	1998
William G. Mavity	52	Chief Executive Officer and President (beginning October 1, 2001)	2001
Mark A. Philip, Ph.D.(1)	46	President and Chief Executive Officer, Zycos Inc., a biotechnology company	1998
Thomas M. Prescott(1)	46	Former President and Chief Executive Officer, Cardiac Pathways Corporation, a medical device company	2000
Robert C. Robbins, M.D.(2)	44	Assistant Professor of Cardiothoracic Surgery, Stanford University	2000

(1)	Member of the audit committee.

(2)	Member of the human resources committee.

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

     Thomas M. Prescott. Mr. Prescott became one of our directors in August 2000. Mr. Prescott was the president, chief executive officer and a director of Cardiac Pathways Corporation from May 1999 until August 2001. Boston Scientific recently acquired Cardiac Pathways Corporation. From August 1996 to May 1999, Mr. Prescott served as vice president and general manager of a respiratory unit of Nellcor Puritan Bennett, and from April 1994 to August 1996, he was senior director of corporate accounts and healthcare systems at Nellcor. Mallincrodt acquired Nellcor Puritan Bennett in September 1997. Mr. Prescott previously held various positions of increasing responsibility at GE Medical Systems. Mr. Prescott holds a B.S. in engineering from Arizona State University and an Executive M.B.A. from Northwestern University’s Kellogg Graduate School of Management. Mr. Prescott serves on the board of directors of R2 Technologies.

     Robert C. Robbins, M.D. Dr, Robbins became one of our directors in April 2000. Dr. Robbins has been affiliated with the Stanford University School of Medicine since 1993, where he currently serves as director of the heart, heart-lung and lung transplant program and is an assistant professor of cardiothoracic surgery and director of the cardiothoracic transplantation laboratory. Dr. Robbins completed his residency in cardiothoracic surgery at Stanford University Hospital. Previously, Dr. Robbins was a pediatric fellow of cardiothoracic surgery and a pediatric fellow of cardiac surgery at Emory University School of Medicine in Atlanta and at Royal Children’s Hospital in Melbourne, Australia, respectively. He was also a clinical associate, surgery branch NHLBI at the National Institutes of Health in Bethesda, Maryland.

Director Compensation

     We currently pay each director who is not an employee a monthly retainer of $1,000 ($4,000 in the case of the chairman of the board), a fee of $1,000 for each meeting of the board attended by a director, and a fee of $250 for each telephonic meeting of the board in which a director participates. There is no fee paid for committee meetings attended. Each nonemployee director participates in our 1998 Directors’ Stock Option Plan, which provides that nonemployee directors are automatically granted options to purchase shares of common stock on the terms and conditions described in this plan.

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

SUMMARY COMPENSATION TABLE

					Long-Term
					Compen-
					sation

			Annual Compensation		Securities	All Other
					Underlying	Compen-
Name And Principal Position	Year		Salary ($)	Bonus ($)	Options (#)	sation ($)

William G. Mavity (1)	2001	(6)	$81,116	—	—	—
Chief Executive Officer, President and Director
David J. Foster (2)	2001	(6)	$127,239	—	182,731	—
Former Chief Executive Officer	2001		200,004	—	31,000	—
and Director	2000		194,235	—	23,100	—
	1999		193,245	—	140,000	—
Frank A. DeLustro, Ph.D. (3)	2001	(6)	$83,288	—	91,514	$17,500
Former President, Chief Operating	2001		200,004	—	26,000	—
Officer and Director	2000		194,235	—	6,300	—
	1999		193,245	—	100,000	—
Ross R. Erickson	2001	(6)	$93,750	—	38,298	—
Vice President, Regulatory Affairs,	2001		187,500	—	19,000	—
Clinical Research and Quality	2000		181,731	—	5,040	—
Assurance	1999		180,692	—	65,000	—
George Y. Daniloff, M.D., Ph.D. (4)	2001	(6)	$92,498	—	11,400	—
Vice President, Research and	2001		88,940	$63,636	—	—
Development
Russell W. McDaniell (5)	2001	(6)	$87,504	—	51,414	—
Vice President, Sales	2001		175,007	—	84,000	—
	2000		157,566	$5,000	41,800	—
Deborah L. Webster	2001	(6)	$87,504	—	106,698	—
Vice President, Human Resources	2001		175,007	—	19,000	—
and Administration, Chief	2000		167,309	—	5,040	—
Administrative Officer	1999		165,635	—	65,000	—

(1)	Mr. Mavity began serving as our Chief Executive Officer and President on October 1, 2001.

(2)	Mr. Foster resigned from his position as our Chief Executive Officer on September 30, 2001. Pursuant to a separation agreement entered into with Mr. Foster in connection with his resignation, we agreed to pay Mr.

Foster’s base salary for 12 months subsequent to his resignation as well as $10,000 for out-of-pocket consulting expenses.

(3)	Dr. DeLustro resigned from his position as our Chief Operating Officer on September 30, 2001. Pursuant to a separation agreement entered into with Dr. DeLustro in connection with his resignation, we have agreed to pay Dr. DeLustro’s salary for 12 months subsequent to his resignation as well as $10,000 for out-of-pocket consulting expenses.

(4)	Dr. Daniloff joined the company in January 2001 and received a sign-on bonus of $63,636.

(5)	Mr. McDaniell joined the company in July 1999 and received a sign-on bonus of $5,000.

(6)	Information is for the six month period from July 1, 2001 to December 31, 2001 only.

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

OPTION GRANTS IN THE SIX MONTHS ENDED DECEMBER 31, 2001

	Individual Grants
					Potential Realizable
		% of Total			Value at Assumed
	Number of	Options			Annual Rates of Stock
	Securities	Granted to			Price Appreciation for
	Underlying	Employees	Exercise		Option Terms ($)
	Options	in Fiscal	Price	Expiration
Name	Granted	Year (%)	($/Share)	Date	5%	10%

William G. Mavity	465,000	45.8	$2.70	9/18/2011	$789,577	$2,000,944
David J. Foster	—	—	—	—	—	—
Frank A. DeLustro, Ph.D.	—	—	—	—	—	—
Ross R. Erickson	20,000	2.0	3.80	10/18/2011	47,796	121,124
George Y. Daniloff, M.D., Ph.D.	20,000	2.0	3.80	10/18/2011	47,796	121,124
Russell W. McDaniell	30,000	3.0	3.80	10/18/2011	71,694	181,687
Deborah L. Webster	20,000	2.0	3.80	10/18/2011	47,796	121,124

Aggregated Option Exercises During the Six Months Ended December 31, 2001 and Period-End Values

     The following table provides summary information for each named executive officer with respect to exercise of stock options during the six months ended December 31, 2001 and the number and value of the named executive officer’s unexercised options at December 31, 2001. No stock appreciation rights were exercised during the six months ended December 31, 2001.

     The fair market value of our common stock at the close of business on December 31, 2001 was $4.98 per share. The “Value Realized” or the unrealized “Value of Unexercised In-the-Money Options at December 31, 2001” represent the aggregate difference between the market value on the date of exercise or at December 31, 2001, in the case of unrealized values, and the applicable exercise price.

AGGREGATED OPTION EXERCISES AND PERIOD-END VALUES

					Value of Unexercised
			Number of Unexercised Options		In-the-Money Options
	Shares	Value	at December 31, 2001 (#)		at December 31, 2001 ($)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

William G. Mavity	—	—	—	465,000	$—	$1,060,200
David J. Foster (1)	—	—	65,896	169,704	92,484	28,336
Frank A. DeLustro, Ph.D. (2)	—	—	85,931	43,688	42,043	20,240
Ross R. Erickson	—	—	29,577	49,563	20,080	35,812
George Y. Daniloff, M.D., Ph.D.	—	—	800	49,200	944	22,656
Russell W. McDaniell	—	—	38,952	116,848	2,196	39,704
Deborah L. Webster	—	—	101,477	49,563	48,708	35,812

(1)	Pursuant to the separation agreement entered into with Mr. Foster, Mr. Foster’s options will continue to vest for 12 months subsequent to his resignation and he will be able to exercise vested options for 24 months subsequent to his resignation.

(2)	Pursuant to the separation agreement entered into with Dr. DeLustro, Dr. DeLustro’s options will continue to vest for 12 months subsequent to his resignation and he will be able to exercise vested options for 24 months subsequent to his resignation.

Employment and Change of Control Agreements

     On September 18, 2001, we entered into an at-will employment letter agreement with William G. Mavity, our Chief Executive Officer and President, and a member of our board of directors. The letter agreement provides for an annual salary of $285,000 per year, subject to annual review concerning increases. Pursuant to the letter agreement, we granted Mr. Mavity stock options to purchase 465,000 shares of our common stock at a per-share exercise price of $2.70, which is equal to the fair market value of our common stock on Mr. Mavity’s first day of employment. The agreement also provides that in the event of a termination without justifiable cause, including a constructive termination through a material reduction in salary or benefits or a requirement to relocate in connection with a merger or acquisition of the company, we will pay Mr. Mavity severance equal to 12 months’ salary if the termination occurs within the first year of employment, or 24 months’ salary if the termination occurs thereafter. We will pay Mr. Mavity severance equal to one month’s salary in the event of a termination for justifiable cause.

     On November 13, 2001, we entered into an at-will employment letter agreement with James E. Barnes, our Vice President of Operations. The letter agreement provides for an annual salary of $185,000 per year. Pursuant to the letter agreement, we granted Mr. Barnes stock options to purchase 150,000 shares of our common stock at a per-share exercise price of $3.12, which is equal to the fair market value of our common stock on Mr. Barnes’s first day of employment. The letter agreement also provides that in the event of a termination without cause, we will pay Mr. Barnes severance equal to 6 months’ salary.

     On June 26, 2001, we entered into an at-will employment letter agreement with David W.J. Smith, our Vice President of Marketing and Business Development. The letter agreement provides for an annual salary of $185,000 per year. Pursuant to the letter agreement, we paid Mr. Smith a hire-on bonus of $75,000, payable in three installments over the first 18 months of employment, and stock options to purchase 65,000 shares of our common stock at a per-share exercise price of $4.17, which is equal to the fair market value of our common stock on Mr. Smith’s first day of employment. The letter agreement also provides that in the event of a termination without cause during the first 18 months of employment, we will pay Mr. Smith severance equal to 6 months’ salary and any unpaid portion of his sign-on bonus.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth specified information regarding the beneficial ownership of our common stock as of February 28, 2002, by:

(i)	each person (or group of affiliated persons) or entity who is known by us to beneficially own 5% or more of our common stock;

(ii)	each of our directors;

(iii)	each named executive officer; and

(iv)	all of our directors and executive officers as a group.

	Shares Beneficially Owned (2)

Name And Address Of Beneficial Owner (1)	Number	Percent (%)

Reid W. Dennis (3)	696,043	7.4
3000 Sand Hill Road Building 2, Suite 290 Menlo Park, CA 94025
Dimensional Fund Advisors, Inc. (4)	711,150	7.5
1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401
Wellington Management Company, LLP (5)	525,800	5.6
75 State Street Boston, MA 02109
William G. Mavity (6)	23,000	*
John R. Daniels, M.D. (7)	297,627	3.1
Craig T. Davenport (8)	25,300	*
Mark A. Philip, Ph.D. (9)	19,500	*
Thomas M. Prescott (10)	4,400	*
Robert C. Robbins, M.D (11)	5,000	*
David J. Foster (12)	266,086	2.8
Frank A. DeLustro, Ph.D. (13)	191,475	2.0
Ross R. Erickson (14)	139,278	1.5
George Y. Daniloff, M.D., Ph.D. (15)	11,400	*
Russell W. McDaniell (16)	66,834	*
Deborah L. Webster (17)	132,676	1.4
All directors and executive officers as a group (15 persons) (18)	1,266,622	12.6

*	Less than one percent of the outstanding shares of common stock.

(1)	Information with respect to beneficial ownership is based upon information furnished by each person or contained in 13G filings made with the SEC. Unless otherwise indicated, the address for each listed stockholder is c/o Cohesion Technologies, Inc., 2500 Faber Place, Palo Alto, California 94303.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The number and percentage of shares beneficially owned are based on 9,456,905 shares of common stock outstanding as of February 28, 2002. The number and percentage of shares beneficially owned also assumes that shares of common stock subject to options and other rights that are currently exercisable or exercisable within 60 days of February 28, 2002 are deemed to be outstanding and beneficially owned.

(3)	Excludes 1,500 shares held by Mr. Dennis as trustee for Suzanna Weaver Dennis, of which he disclaims any beneficial ownership.

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

According to a Schedule 13G filed with the SEC on February 6, 2002 by Vanguard Specialized Funds—Vanguard Health Care Fund, Vanguard may be deemed to have sole voting power and shared dispositive power with respect to 525,800 of the shares deemed to be beneficially owned by WMC.

(6)	Includes —0- shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. Stock options granted upon hire will vest 24% after the first year.

(7)	Includes 31,000 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(8)	Includes 17,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(9)	Includes 17,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(10)	Includes 2,500 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(11)	Represents 5,000 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(12)	Includes 182,731 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. The number of common shares owned is based upon information provided to us by Mr. Foster as of September 7, 2001.

(13)	Includes 91,514 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002. The number of common shares owned is based upon information provided to us by Dr. DeLustro as of September 7, 2001.

(14)	Includes 38,298 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(15)	Includes 11,400 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(16)	Includes 51,414 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002

(17)	Includes 106,698 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

(18)	Includes an aggregate of 610,418 shares of our common stock issuable upon exercise of options within 60 days of February 28, 2002.

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

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this report:

1.	Financial Statements — See Index to Consolidated Financial Statements at Item 8 of this report.

2.	Financial Statement Schedules — Schedules have been omitted because they are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or related notes.

3.	Exhibits — A complete listing of required exhibits is given in the Exhibit Index that precedes the exhibits filed with this report.

(b)	Reports on Form 8-K:

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

COHESION TECHNOLOGIES, INC. /s/ William G. Mavity William G. Mavity Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)

Dated: December 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William G. Mavity William G. Mavity	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Financial Officer)	December 11, 2002

/s/ Sharon Kokubun Sharon Kokubun	Vice President, Finance and Controller (Principal Accounting Officer)	December 11, 2002

/s/ John R. Daniels, M.D. John R. Daniels, M.D.	Chairman of the Board of Directors	December 11, 2002

/s/ Craig T. Davenport Craig T. Davenport	Director	December 11, 2002

/s/ Mark Philip, Ph.D. Mark Philip, Ph.D.	Director	December 11, 2002

/s/ Robert C. Robbins, M.D. Robert C. Robbins, M.D.	Director	December 11, 2002

/s/ Thomas M. Prescott Thomas M. Prescott	Director	December 11, 2002

CERTIFICATION

I, William Mavity, certify that:

1.	I have reviewed this transition report on Form 10-K/A of Cohesion Technologies, Inc.;

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c.	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 11, 2002	/s/ William Mavity William Mavity Chief Executive Officer, President & Director

CERTIFICATION

I, Sharon Kokubun, certify that:

1.	I have reviewed this transition report on Form 10-K/A of Cohesion Technologies, Inc.;

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c.	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 11, 2002	/s/ Sharon Kokubun Sharon Kokubun Vice President, Finance and Controller (Principal Accounting Officer)

Exhibit Index

Number	Notes	Description

2.1	(2)(12)	Separation and Distribution Agreement dated January 1, 1998, between the Company and Collagen Corporation.
3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2	(23)	Amended and Restated Bylaws of the Company.
4.1	(1)	Specimen Stock Certificate.
4.2	(21)	Preferred Shares Rights Agreement between the Registrant and the Bank of New York dated April 21, 1999.
10.1	(2)(13)	Collagraft Supply Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.2	(2)(14)	Collagen Supply Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.3	(15)	Assignment and License Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.4	(2)(16)	Recombinant Technology Development and License Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.5	(17)	Services Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.6	(18)	Benefits Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.7	(19)	Tax Allocation and Indemnity Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.8	(20)	Vitrogen International Distribution Agreement dated January 1, 1998, between the Company and Collagen Corporation.
10.9	(1)(2)	Letter Agreement dated October 1, 1996 between Collagen Corporation and Genotypes, Inc.
10.10	(1)(11)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.
10.11	(11)(24)	Restated 1998 Stock Option Plan.
10.12	(1)(11)	1998 Employee Stock Purchase Plan.
10.13	(1)(11)	1998 Directors’ Stock Option Plan.
10.14	(3)	Collaborative Research and Distribution Agreement between Collagen Corporation and Zimmer, Inc. dated as of June 26, 1985.
10.15	(4)	Amendments dated February 16, 1993 and February 18, 1993 respectively, to the Product Development and Distribution Agreement dated January 18, 1985 by and between Collagen Corporation and Zimmer, Inc.
10.16	(5)	Lease Agreement dated June 1, 1992 by and between Collagen Corporation and Harbor Investment Partners.
10.17	(6)	Lease Renewal for 2500 Faber Place, Palo Alto, dated December 1, 1992 between Collagen Corporation and Leonard Ely, Shirley Ely, Carl Carlsen and Mary Carlsen.
10.18	(1)(2)	Amended and Restated Research, Lease and Supply Agreement dated as of February 20, 1996 between Collagen Corporation and Pharming B.V.
10.19	(1)(2)	Research and Development Agreement dated October 17, 1995 between Collagen Corporation and Innovasive Devices, Inc.
10.20	(1)(2)	Manufacturing and Supply Agreement dated as of October 17, 1995 between Collagen Corporation and Innovasive Devices, Inc.
10.21	(1)(2)	Distribution Agreement dated as of October 17, 1995 between Collagen Corporation and Innovasive Devices, Inc.
10.22	(7)	Promissory Note between Howard D. Palefsky and the Registrant dated February 20, 1996.

Number	Notes	Description

10.23	(8)(11)	Amended and Restated Secured Loan Agreement between Ross R. Erickson and Collagen Corporation dated December 31, 1995.
10.24	(9)	Loan Agreement between Collagen Corporation and Cohesion Corporation dated May 24, 1996.
10.25	(10)	Agreement between Howard D. Palefsky and Collagen Corporation dated March 15, 1997.
10.26	(1)(11)	Form of Management Continuity Agreement between certain officers of the Company and Collagen Corporation dated February 7, 1997.
10.27	(1)(2)	Intellectual Property and Production Agreement between Genotypes and Collagen Corporation dated August 15, 1996.
10.28	(1)(11)	Secured Loan Agreement between Charles Williams and Cohesion Corporation dated December 15, 1997.
10.29	(22)	License and distributorship agreement between Cohesion Technologies, Inc. and United States Surgical, a division of Tyco Healthcare Group LP dated November 22, 1999.
10.30	(24)	Letter Agreement between Cohesion Technologies, Inc. and David W.J. Smith dated June 26, 2001
10.31	(24)	Letter Agreement between Cohesion Technologies, Inc. and William G. Mavity dated September 18, 2001
10.32	(24)	Letter Agreement between Cohesion Technologies, Inc. and James E. Barnes dated November 13, 2001
23.1		Consent of Ernst & Young LLP, Independent Auditors.

(1)	Incorporated by reference to the identically numbered exhibit filed with the Company’s Registration Statement on Form 10, as amended (File No. 000-24103), which became effective on June 26, 1998.

(2)	Confidential treatment has been or will be requested as to certain portions of this Exhibit.

(3)	Incorporated by reference to Exhibit 10.24 filed with Collagen Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1985.

(4)	Incorporated by reference to Exhibit 10.60 filed with Collagen Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

(5)	Incorporated by reference to Exhibit 10.56 filed with Collagen Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992.

(6)	Incorporated by reference to Exhibit 10.63 of Collagen Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

(7)	Incorporated by reference to Exhibit 10.79 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996.

(8)	Incorporated by reference to Exhibit 10.76 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1995.

(9)	Incorporated by reference to Exhibit 10.82 of Collagen Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

(10)	Incorporated by reference to Exhibit 10.88 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1997.

(11)	Management contract or compensatory plan or arrangement.

(12)	Incorporated by reference to Exhibit 2.1 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(13)	Incorporated by reference to Exhibit 10.104 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(14)	Incorporated by reference to Exhibit 10.97 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(15)	Incorporated by reference to Exhibit 10.103 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(16)	Incorporated by reference to Exhibit 10.98 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(17)	Incorporated by reference to Exhibit 10.100 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(18)	Incorporated by reference to Exhibit 10.101 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(19)	Incorporated by reference to Exhibit 10.99 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(20)	Incorporated by reference to Exhibit 10.102 of Collagen Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

(21)	Incorporated by reference to the identically numbered exhibit filed with the Company’s Current Report on Form 8-K (File No. 000-24103) dated May 3, 1999.

(22)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q for the fiscal quarter ended December 31, 1999.

(23)	Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

(24)	Incorporated by reference to the identically numbered exhibit filed with the Company's Transition Report on Form 10-K for the six months ended December 31, 2001.